Form 10-Q
period 1996-03-31
7TH LEVEL INC
filed 1996-05-15
CIK 920038

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                _______________

                                   FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR


[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-24936


                                7TH LEVEL, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                    75-2480669
(State of incorporation)                (I.R.S. Employer Identification No.)

1110 EAST COLLINS BOULEVARD
       SUITE 122
    RICHARDSON, TEXAS                                   75081
(Address of principal executive offices)              (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 498-8100

     Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X         No
                                 ----            ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK, $0.01 PAR VALUE                      13,468,303
        (Title of Each Class)               (Number of Shares Outstanding at
                                                       May 8, 1996)

                                7TH LEVEL, INC.

                                   Form 10-Q
                 For the Quarterly Period Ended March 31, 1996

                                     Index

PART I    FINANCIAL INFORMATION                                         Page No.
                                                                        --------

Item 1    Condensed Consolidated Balance Sheets at
          March 31, 1996 and December 31, 1995                                3


          Condensed Consolidated Statements of
          Operations for the Three Months Ended                               4
          March 31, 1996 and 1995


          Condensed Consolidated Statements of
          Cash Flows for the Three Months Ended                               5
          March 31, 1996 and 1995


          Notes to Condensed Consolidated                                     6
          Financial Statements

Item 2    Management's Discussion and Analysis of
          Financial Condition and  Results of                                 7
          Operations


PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                   11

          SIGNATURES                                                         12

PART I    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements


                                7TH LEVEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                               March 31, 1996  December 31, 1995
                                               --------------  -----------------
                              ASSETS

Cash and cash equivalents                       $ 20,928,566     $ 29,940,217
Short-term investments                            10,276,786        9,706,270
Accounts receivable, net                           5,341,871        6,917,280
Inventories                                          589,969          385,470
Other current assets                               1,391,053        1,210,085
                                                ------------     ------------
    Total current assets                          38,528,245       48,159,322
Fixed assets, net                                  8,880,065        5,156,058
Intangible assets, net                             1,257,815        1,100,492
Other assets                                       1,273,420          145,808
                                                ------------     ------------
    Total assets                                $ 49,939,545     $ 54,561,680
                                                ============     ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                $  2,343,180     $  1,263,392
Accrued expenses and other current
  liabilities                                      3,459,511        4,074,934
                                                ------------     ------------
    Total current liabilities                   $  5,802,691     $  5,338,326
Notes payable                                         39,179          118,902
Notes payable to related parties                     581,098          581,098
Other                                                279,769          257,883
                                                ------------     ------------
    Total liabilities                           $  6,702,737     $  6,296,209
Commitments and contingencies
Stockholders' equity:
  Common Stock                                       134,573          130,785
  Additional capital                              69,665,306       69,168,061
  Cumulative translation adjustment                  (23,943)         (14,923)
  Unrealized gain on investments                       6,006           21,791
  Accumulated deficit                            (26,545,134)     (21,040,243)
                                                ------------     ------------
    Total stockholders' equity                    43,236,808       48,265,471
                                                ------------     ------------
    Total liabilities and stockholders' equity  $ 49,939,545     $ 54,561,680
                                                ============     ============

                            See accompanying notes.

                                7TH LEVEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       Three Months Ended    Three Months Ended
                                         March 31, 1996        March 31, 1995
                                       ------------------    ------------------
Net revenues                               $ 4,373,088           $ 1,535,024
Cost of revenues                             1,036,762               370,716
                                           -----------           -----------
   Gross profit                              3,336,326             1,164,308
                                           -----------           -----------

Operating expenses:
   Research and product development          4,942,131             3,157,713
   Sales and marketing                       2,635,297               832,756
   General and administrative                1,082,678               675,554
   Amortization of intangible assets            29,677               565,196
                                           -----------           -----------
       Total operating expenses              8,689,783             5,231,219
                                           -----------           -----------
       Operating loss                       (5,353,457)           (4,066,911)
Interest and other, net                        431,489               227,549
                                           -----------           -----------
        Net loss                           $(4,921,968)          $(3,839,362)
                                           ===========           ===========

Loss per common share                      $     (0.37)          $     (0.37)
                                          ============           ===========

Weighted average common stock and
   common equivalent shares                 13,225,624            10,259,688
                                          ============           ===========

                            See accompanying notes.

                                7TH LEVEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Three Months Ended   Three Months Ended
                                                          March 31, 1996       March 31, 1995
                                                       ------------------   ------------------
Cash flows from operating activites:
  Net loss                                                 $(4,921,968)         $(3,839,362)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                            464,164              665,288
      Write off of in-process research and development            -               1,500,000
      Change in operating assets and liabilities               (22,740)             422,438
                                                           -----------          -----------
             Net cash used in operating activities          (4,480,544)          (1,251,636)

Cash flows from investing activities:
  Acquisitions, net of cash acquired (paid)                      6,323             (100,000)
  Acquisition of fixed assets                               (4,039,860)            (673,321)
  Acquisition of intangible assets                                -                 (502,443)
  Purchase of short-term investments                          (586,301)          (1,717,268)
                                                           -----------          -----------
             Net cash used in investing activities          (4,619,838)          (2,993,032)

Cash flows from financing activities:
  Exercise of stock options                                     87,186               30,544
                                                           -----------          -----------
             Net cash provided by financing activities          87,186               30,544
                                                           -----------          -----------

             Effect of exchange rate changes on cash             1,545                 -
                                                           -----------          -----------
             Net decrease in cash                           (9,011,651)          (4,214,124)
Cash and cash equivalents, beginning of period              29,940,217           20,001,612
                                                           -----------          -----------
Cash and cash equivalents, end of period                   $20,928,566          $15,787,488
                                                           ===========          ===========

                            See accompanying notes.

                                7TH LEVEL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements of 7th Level, Inc.
(the "Company") are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

2.   Loss per Share

     Primary loss per share is computed by dividing the net loss by the weighted average common stock and common stock equivalents outstanding. For the quarters ended March 31, 1996 and 1995, the number of shares of common stock and equivalents outstanding in the period were computed on a basis consistent with Accounting Principles Board Opinion No. 15. Warrants and options to purchase common stock have been excluded from the loss per share calculation because the effect would be anti-dilutive. Fully diluted loss per share has not been presented because the result of the computation would be anti-dilutive.

3.   Acquisitions

     On March 1, 1996, the Company acquired all of the outstanding stock of PyroTechnix, Inc. ("PyroTechnix") for 300,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests. The related acquisition costs were charged to expense during the quarter. PyroTechnix is a software development company which specializes in realtime 3D rendering technology. The operating results for PyroTechnix were not material to the combined results of the two companies for all periods prior to the acquisition and therefore results for those periods have not been restated. The operating results of PyroTechnix have been included in the condensed consolidated financial statements from the date of the acquisition.

     During 1995, the Company acquired Distant Thunder Entertainment, Inc.
in February and Lanpro Corporation and Lanpro Localization Center, Inc. in December. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

OVERVIEW

     The Company's business activities include the development and acquisition of technological and production processes to create interactive software titles for use on multimedia PCs. The Company's efforts to date have resulted in the development and production of TuneLand, Monty Python's Complete Waste of Time, Take Your Best Shot, IBM's Peter and the Wolf, Battle Beast, Disney Interactive's ("Disney") Timon & Pumbaa's Jungle Games, The Great Word Adventure and Arcade America.

     The Company will continue to make substantial expenditures to develop its business in 1996 as the number of titles planned for release in 1996 is targeted to increase over 50% from the six titles released in 1995/1/. The Company expects that its operating results will fluctuate as a result of a variety of factors, including changes in the composition of the Company's revenues, the timing of new title releases and the seasonal nature of the market for consumer software with peak demand in the fourth calendar quarter or holiday selling season.

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 1996 and March 31, 1995

     Net revenues include product sales, OEM licensing and product development agreements. During the first quarter of 1996, net revenues totaled $4,373,088, which is 185% higher than the $1,535,024 revenue achieved in the first quarter of 1995. Revenues for the first quarter of 1996 were split almost evenly among five titles--Monty Python's Complete Waste of Time, Battle Beast, The Great Word Adventure, TuneLand and Arcade America, while revenues for the first quarter of 1995 resulted primarily from shipments of Monty Python's Complete Waste of Time. Approximately 20% and 17% of the revenues for the first quarter of 1996 and 1995, respectively, were from international sales. Revenues from OEM licensing and product development agreements are recognized as the work is completed under the contracts and the amounts are invoiced to the customer. Revenues from product sales are recognized at the time of shipment but are recorded net of allowances for price changes and returns. As of March 31, 1996, reserves for returns and other allowances totaled approximately $1 million.

     Cost of revenues during the first quarter of 1996 was $1,036,762 or 24% of net revenue, including product development, manufacturing, and royalty and licensing costs of $240,316, $320,917, and $475,529, respectively. For the first quarter of 1995, cost of revenues was $370,716 or 24% of sales, including manufacturing and royalty costs of $201,121 and $169,595, respectively. The Company expects fluctuations in gross margin in the future as changes occur in the composition of the revenue and the associated cost of revenues.

     Research and product development expenses were $4,942,131 and $3,157,713 for the three months ended March 31, 1996 and 1995, respectively. Research and product development costs have increased significantly because the Company has increased its capacity from having fewer than five titles in production in the first quarter of 1995 to having over ten titles in active production during the first quarter of 1996. Research and product development expenses for the first quarter of 1996 included $2,787,552 of production expenses, $1,186,077 for software research and development and $968,502 for expenses of the companies acquired (as described in Note 3) to provide expertise in the development of 3D technology and graphics design and to provide the capabilities needed to expand into the Asia Pacific market. During the first quarter of 1995, research and product development expenses included $1,207,177 of production expenses, $450,536 for software research and development costs and $1,500,000 related to the one time write down of purchased in-process research and development associated with the acquisition of Distant Thunder Entertainment, Inc. Excluding the one-time write off of purchased in-process research and development, research and product development expenses in the first quarter of 1996 increased 198% over the first quarter of 1995.

     Sales and marketing expenses were $2,635,297 and $832,756 for the three months ended March 31, 1996 and 1995, respectively. Sales and marketing expenses for the first quarter of 1996 included $1,428,271 of expenses for advertising, marketing and public relations and $1,207,026 of expenses related to internal staffing. For the first quarter of 1995 expenses of $410,457 for advertising, marketing and public relations and $422,299 related to internal staffing were incurred. The quarterly increase of $1,802,541 over 1995 is to support more comprehensive marketing campaigns, an expanded product offering in 1996 and increased staffing in both the US and Europe. As a percentage of net revenues, sales and marketing expenses related to internal staffing remained constant at 28% for the first quarter of 1996 and 1995; however, the advertising, marketing and public relations expenses in the first quarter increased to 33% from 27% as a percentage of net revenues in 1996 compared to 1995, most of which is attributable to sales and marketing activities related to seven titles in the first quarter of 1996 in contrast to the first quarter of 1995 when there were only three titles.

     General and administrative expenses for the first quarter of 1996 were $1,082,678 compared with $675,554 in the first quarter of 1995. As a percentage of net revenues, in the first quarter of 1996 general and administrative expenses decreased to 25% from 44% in the first quarter of 1995. Included in the first quarter of 1996 amount is approximately $100,000 of costs related to the acquisition of PyroTechnix which was accounted for as a pooling of interests. The increase of $307,124, excluding the acquisition costs, is 45% over the first quarter of 1995 and was associated with the expansion of the Company's operational and administrative support infrastructure.

     Amortization of intangible expenses was $29,677 for the first quarter of 1996, and primarily represents amortization of intangible assets acquired in the Lanpro Acquisition. These assets were acquired on December 29, 1995 and are being amortized over periods up to seven years. Amortization of intangible expenses during the first quarter of 1995 was $565,196 and primarily related to intangible assets acquired in March of 1994 which were fully amortized by December 31, 1995.

     Net interest income was $431,489 for the first quarter of 1996 compared with $227,549 in the first quarter of 1995. This change was due to higher average cash balances which were generated by a public stock offering in late 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and short term investments decreased $8,441,135 to $31,205,352 at March 31, 1996, from $39,646,487 at December 31, 1995. The decrease is primarily the result of the net loss of $4,921,968 incurred in the quarter and $4,039,860 in asset additions for expanded computer and network capacity and land purchased for the future site of the Dallas operations. The Company expects to continue to fund the development of new titles and technologies and sales and marketing activities to launch new products/1/. The Company also anticipates making additional capital expenditures for expansion of its computer network to include connectivity between US and international offices/1/. The Company plans to incur approximately $4 million for the construction of the corporate offices for Dallas operations/1/. Outside funding alternatives are being examined to finance these construction costs. Additionally, the Company plans to enter discussions with lenders for equipment-based financing as an additional source of funds.

     The Company anticipates that its capital resources will be sufficient to satisfy its capital requirements for the foreseeable future/1/. To date, however, the Company continues to operate at a loss.

The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timeliness and success of its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors as well as its investments in technological and production process research/1/. If the Company requires additional capital, it would seek such funding through additional public or private financing/1/. There can be no assurance that the Company will be able to obtain such financing.

STRATEGIC RELATIONSHIP STATUS

     In April 1996, the Company entered into a letter agreement with Disney to co-develop a new PC game featuring the characters from Disney's upcoming animated film The Hunchback of Notre Dame. The Hunchback title will include five single and multiplayer games and is planned for release in the summer of 1996/1/. This is the second in Disney's GameBreak! series and the second collaboration between Disney and the Company. The agreement calls for Disney to fund the development expenses for the Hunchback title and for the Company to receive a royalty based on revenues generated by the game.

     In March 1996, the Company signed a letter of intent with Future Endeavors Incorporated ("Future Endeavors") to publish all products that are developed by the Canadian company worldwide for an initial three-year period. The Company plans to make a $400,000 equity investment in Future Endeavors and may make royalty advances to fund title development in amounts ranging from $250,000 to $500,000/1/. Additionally, the Company will provide its TopGun development tool to Future Endeavors for use in producing titles. According to the agreement, Future Endeavors will receive royalty payments on sales less an allowance for returns and price concessions. Tracer, the first title of the proposed publishing deal, is scheduled for release in mid-1996/1/.

     In August 1995, the Company entered into a letter agreement with Morgan Creek for formation of a joint venture to develop at least two computer software titles based on Morgan Creek's character, "Ace Ventura." The first title, a graphic adventure game is scheduled for release in the summer of 1996 and the other title, an education oriented entertainment title is planned for release in 1997/1/. The Company will make capital contributions to the venture to fund the costs of development of the titles and currently estimates such cost to be $1,500,000/1/. According to the agreement, the Company will also advance to the venture all marketing expenses and duplication costs for the titles. All revenues of the venture are to be shared equally by the parties after repayment of the Company's capital contributions to fund development expenses, reimbursement of all amounts advanced by the Company to fund marketing expenses and duplication costs and payment to the Company of a distribution fee. Morgan Creek has been granted warrants to purchase 75,000 shares of the Company's common stock at $20 per share and 100,000 shares of the Company's common stock at $24 per share, which warrants expire in 1998.

     During 1996, the Company anticipates forming a joint venture (the "QD7 Joint Venture") for the development, production and distribution of multimedia products with Quincy Jones--David Salzman Entertainment ("QDE") pursuant to the terms of a letter agreement/1/. This letter agreement provides that the Company and QDE shall initially contribute $750,000 and $250,000, respectively, to the QD7 Joint Venture and contemplates that additional capital contributions shall be made only with the unanimous consent of both parties. The first title to be developed by the QD7 Joint Venture, scheduled for release after 1996, is in the design phase, and to date, no material expenditures or commitments have been incurred/1/. All development, manufacturing, testing, marketing and distribution costs will be advanced by the Company and then recouped prior to any distribution of net receipts. Pursuant to the letter agreement, net receipts, after the payment or reimbursement of all costs, will be applied to the repayment to the Company and QDE of their capital contributions, with all remaining net receipts to be shared equally by such parties.

     In the normal course of business, the Company evaluates potential acquisitions and joint ventures that may complement the Company's business. While the Company has no present plans, commitments or agreements with respect to any material potential acquisitions or joint ventures other than as disclosed herein, the Company may in the future consummate acquisitions or enter into joint ventures which may require the Company to make additional capital expenditures, and such expenditures may be significant/1/.

- - --------------------------
     /1/ This statement is a forward looking statement that involves risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement. See the discussion of the Company's business and a description of the various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statement which is included in
     Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                                7TH LEVEL, INC.

                          Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits - none

(b)       Reports on Form 8-K

          Registrant filed a Current Report on Form 8-K, dated March 5, 1996, in respect to the acquisition of PyroTechnix, Inc. on March 1, 1996 (Item
          5).

                                7TH LEVEL, INC.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      7TH  LEVEL, INC.



Date:  May 14, 1996                   By  /s/ David W. Craig
                                         ------------------------------------
                                      David W. Craig
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)