Form 10-Q
period 1996-06-30
7TH LEVEL INC
filed 1996-08-14
CIK 920038

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                _______________

                                   FORM 10-Q

/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

/_/           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes     X         No
                                 -----          -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK, $0.01 PAR VALUE                  13,527,341
       (Title of Each Class)             (Number of Shares Outstanding at
                                                  August 6, 1996)

                                7TH LEVEL, INC.

                                   Form 10-Q
                  For the Quarterly Period Ended June 30, 1996

                                     Index

PART I   FINANCIAL INFORMATION                                          Page No.
                                                                        --------
Item 1   Condensed Consolidated Balance Sheets at
         June 30, 1996 and December 31, 1995                               3

         Condensed Consolidated Statements of
         Operations for the Three and Six Months
         Ended June 30, 1996 and 1995                                      4

         Condensed Consolidated Statements of
         Cash Flows for the Six Months Ended June
         30, 1996 and 1995                                                 5

         Notes to Condensed Consolidated
         Financial Statements                                              6

Item 2   Management's Discussion and Analysis of
         Financial Condition and  Results of
         Operations                                                        7

PART II  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of
         Security Holders                                                  12

Item 6   Exhibits and Reports on Form 8-K                                  13

         SIGNATURES                                                        14

Part I.  FINANCIAL INFORMATION
Item I.  Condensed Consolidated Financial Statements

                                7TH LEVEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                             June 30, 1996   December 31, 1995
                                             -------------   -----------------

                        ASSETS

Cash and cash equivalents                    $ 11,030,018    $  29,940,217
Short-term investments                         12,258,824        9,706,270
Accounts receivable, net                        5,582,033        6,917,280
Inventories                                       485,379          385,470
Other current assets                            1,656,922        1,210,085
                                             ------------    -------------
          Total current assets                 31,013,176       48,159,322
Property and equipment, net                     9,887,145        5,156,058
Intangible assets, net                          1,229,086        1,100,492
Other assets                                    1,801,885          145,808
                                             ------------    -------------
          Total assets                       $ 43,931,292    $  54,561,680
                                             ============    =============



                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                             $  1,602,002    $   1,263,392
Accrued expenses and other current
   liabilities                                  4,234,066        4,074,934
                                             ------------    -------------
          Total current liabilities             5,836,068        5,338,326
Notes payable                                      39,179          118,902
Notes payable to related parties                  581,098          581,098
Other                                             405,344          257,883
                                             ------------    -------------
          Total liabilities                     6,861,689        6,296,209

Commitments and contingencies
Stockholders' equity:
     Common Stock                                 135,117          130,785
     Additional capital                        70,075,466       69,168,061
     Cumulative translation adjustment            (14,950)         (14,923)
     Unrealized gain (loss) on investments        (16,905)          21,791
     Accumulated deficit                      (33,109,125)     (21,040,243)
                                             ------------    --------------
          Total stockholders' equity           37,069,603       48,265,471
                                             ------------    -------------
          Total liabilities and
           stockholders' equity              $ 43,931,292    $  54,561,680
                                             ============    =============


                            See accompanying notes.

                                7TH LEVEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                      Three Months Ended    Three Months Ended    Six Months Ended        Six Months Ended
                                         June 30, 1996         June 30, 1995        June 30, 1996           June 30,1995
                                         -------------         -------------        -------------           ------------

Net revenues                            $  5,025,883            $ 1,200,591         $   9,398,971           $  2,735,615
Cost of revenues                           2,290,874                307,307             3,327,636                678,023
                                        ------------            -----------         -------------           ------------
   Gross profit                            2,735,009                893,284             6,071,335              2,057,592
                                        ------------            ------------        -------------           ------------
Operating expenses:
   Research and product development        5,054,251              2,516,528             9,996,382              4,174,240
   Purchased in-process research and
       development                                 -                      -                     -              1,500,000
   Sales and marketing                     3,303,166                960,177             5,938,463              1,792,934
   General and administrative              1,256,374                675,198             2,339,052              1,350,753
   Amortization of intangible assets          26,031                565,316                55,708              1,130,512
                                         -----------            -----------         -------------           ------------
       Total operating expenses            9,639,822              4,717,219            18,329,605              9,948,439
                                        ------------            -----------         -------------           ------------
       Operating loss                     (6,904,813)            (3,823,935)          (12,258,270)            (7,890,847)
Interest and other, net                      340,821                157,248               772,310                384,797
                                        ------------            -----------         -------------           ------------
       Net loss                          ($6,563,992)           ($3,666,687)         ($11,485,960)           ($7,506,050)
                                        ============            ===========         =============           ============

Loss per common share                         ($0.49)                ($0.35)               ($0.86)                ($0.73)
                                        ============            ============         =============          ============
Weighted average common stock and
   common equivalent shares               13,472,722             10,415,999            13,344,687             10,338,275
                                        ============            ===========          ============           ============


                            See accompanying notes.

                                7TH LEVEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Six Months Ended           Six Months Ended
                                                                      June 30, 1996              June 30, 1995
                                                                     ----------------           -----------------

Cash flows from operating activities:
  Net loss                                                             $  (11,485,960)            $    (7,506,050)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                         1,051,567                   1,396,155
      Purchased in-process research and development                                 -                   1,500,000
      Change in operating assets and liabilities                             (536,313)                    100,063
                                                                       --------------             ---------------
             Net cash used in operating activities                        (10,970,706)                 (4,509,832)
                                                                       --------------             ---------------

Cash flows from investing activities:
  Acquisitions, net of cash acquired (paid)                                     6,323                    (100,000)
  Capital expenditures                                                     (5,443,136)                 (1,362,855)
  Acquisition of intangible assets                                                  -                    (502,442)
  Other investments                                                          (400,000)                          -
  Purchase of short-term investments                                       (2,591,250)                 (1,735,980)
                                                                       --------------             ---------------
             Net cash used in investing activities                         (8,428,063)                 (3,701,277)
                                                                       --------------             ---------------
Cash flows from financing activities:
  Issuance of Common Stock under stock option
      and stock purchase plans                                                497,890                     179,617
  Repayment of long-term obligations                                                -                  (1,248,750)
                                                                       --------------             ---------------
            Net cash provided by (used in ) financing
              activities                                                      497,890                  (1,069,133)
                                                                       --------------             ---------------

            Effect of exchange rate changes on cash                            (9,320)                          -
                                                                       --------------             ---------------
            Net decrease in cash                                          (18,910,199)                 (9,280,242)
Cash and cash equivalents, beginning of period                             29,940,217                  20,001,612
                                                                       --------------             ---------------
Cash and cash equivalents, end of period                                  $11,030,018                 $10,721,370
                                                                       ==============             ===============

                            See accompanying notes.

                                7TH LEVEL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

          The condensed consolidated financial statements of 7th Level, Inc. (the "Company") are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

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

3.  Acquisitions

          On March 1, 1996, the Company acquired all of the outstanding stock of PyroTechnix, Inc. ("PyroTechnix") for 300,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests. The related acquisition costs were charged to expense during the quarter ended March 31, 1996. PyroTechnix is a software development company which specializes in realtime 3D rendering technology. The operating results for PyroTechnix were not material to the combined results of the two companies for all periods prior to the acquisition and therefore results for those periods have not been restated. The operating results of PyroTechnix have been included in the condensed consolidated financial statements from the date of the acquisition.

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

OVERVIEW

          The Company's business activities include the development and acquisition of technological and production processes to create interactive software titles for use on multimedia PCs. The Company's efforts to date have resulted in the development and production of nine titles which include both educational and entertainment content. The Company's most recent releases were the strategy/comedy title, Monty Python and the Quest for the Holy Grail, and Tracer, a cyberspace strategy game published by 7th Level. These two titles, launched in June, are the first new releases in 1996 for the Company.

          The Company will continue to make substantial expenditures to develop its business in 1996 as the number of titles planned for release in 1996 is targeted to increase over 50% from the six titles released in 1995 /1/. The Company expects that its operating results will fluctuate as a result of a variety of factors, including changes in the composition of the Company's revenues, the timing of new title releases and the seasonal nature of the market for consumer software with peak demand in the fourth calendar quarter or holiday selling season.

RESULTS OF OPERATIONS

Three Month Periods Ended June 30, 1996 and June 30, 1995

          Net revenues are derived from product sales, OEM licensing and product development agreements. During the three months ended June 30, 1996, net revenues totaled $5,025,883, which is 319% higher than the $1,200,591 revenue achieved in the three months ended June 30, 1995. Revenues for the three months ended June 30, 1996 were from initial sales of two new titles, primarily, Monty Python and the Quest for the Holy Grail, plus development work for an OEM, Disney Interactive ("Disney") and other third parties, and sales of existing titles. Revenues for the three months ended June 30, 1995 were from sales of three existing titles, primarily, Monty Python's Complete Waste of Time. More than 20% of the revenues were from international sales in each of the three months ended June 30, 1996 and 1995. Revenue for the three months ended June 30, 1996 was offset by a provision for returns that is $1 million larger than the Company would normally have taken in order to provide for the return of products, primarily Battle Beast, that are not selling strongly and which may lose shelf space with the launch of the Company's new titles in the second half of the year. Battle Beast, a traditionally animated fight game which has received numerous awards, was launched almost one year ago and initial reaction to the product was strong; however, the Company has concluded that there is a high level of inventory in the channel and that sales are lower than originally expected. Accordingly, the Company increased its estimate for anticipated returns which resulted in a reserve balance for returns and other allowances of approximately $1,400,000 as of June 30, 1996.

          Cost of revenues during the three months ended June 30, 1996 was $2,290,874 or 46% of net revenue, including product development, manufacturing, and royalty and licensing costs of $871,016, $634,304, and $785,554, respectively. For the three months ended June 30, 1995, cost of revenues was $307,307 or 26% of sales, including manufacturing, and royalty and licensing costs of $81,970 and $225,337, respectively. The 20% increase in cost of revenues as a percentage of net revenue is due to several factors, including the special returns provision, the lower margins associated with development revenue and a write down of certain inventories. The Company expects fluctuations in gross margin in the future as changes occur in the composition of the revenue and the associated cost of revenues.

          Research and product development expenses were $5,054,251 and $2,516,528 for the three months ended June 30, 1996 and 1995, respectively. Research and product development costs have increased significantly as the Company has more than doubled its capacity from the same period in the prior year. Research and product development expenses for the three months ended June 30, 1996 included $2,903,164 of production expenses, $1,205,784 for software research and development and $945,303 for expenses of the companies acquired in 1995 and 1996 (as described in Note 3) to provide expertise in the development of 3D technology and graphics design and to provide the capabilities needed to expand into the Asia Pacific market. During the three months ended June 30, 1995, research and product development expenses included $1,795,232 of production expenses and $721,296 for software research and development costs.

          Sales and marketing expenses were $3,303,166 and $960,177 for the three months ended June 30, 1996 and 1995, respectively. Sales and marketing expenses for the three months ended June 30, 1996 included $2,131,140 of expenses for advertising, marketing and public relations and $1,172,026 of expenses related to internal staffing. For the three months ended June 30, 1995 expenses of $343,141 for advertising, marketing and public relations and $617,036 related to internal staffing were incurred. The quarterly increase of $2,342,989 over 1995 includes costs to support more comprehensive marketing campaigns for an expanded product offering in 1996 and increased staffing, as well as costs related to the centralization of the Company's European business. As a percentage of net revenues, sales and marketing expenses related to internal staffing decreased to 23% from 51%, for the three months ended June 30, 1996 and 1995, respectively; however, the advertising, marketing and public relations expenses increased to 42% from 29% as a percentage of net revenues in the three months ended June 30, 1996 compared to the same period in 1995, most of which is attributable to sales and marketing activities related to a greater number of titles.

          General and administrative expenses for the three months ended June 30, 1996 were $1,256,374 compared with $675,198 in the three months ended June 30, 1995. The increase of $581,176 is associated with the expansion of the Company's operational and administrative support infrastructure. As a percentage of net revenues, in the three months ended June 30, 1996, general and administrative expenses decreased to 25% from 56% in the three months ended June 30, 1995.

          Amortization of intangible expenses was $26,031 for the three months ended June 30, 1996, and primarily represents amortization of intangible assets acquired in the Lanpro Acquisition. These assets were acquired on December 29, 1995 and are being amortized over periods up to seven years. Amortization of intangible expenses during the three months ended June 30, 1995 was $565,316 and primarily related to intangible assets acquired in the MetroCel asset acquisition in March of 1994 which were fully amortized by December 31, 1995.

          Net interest income was $340,821 for the three months ended June 30, 1996 compared with $157,248 in the three months ended June 30, 1995. This change was due to higher average cash balances which were generated by a public stock offering in late 1995.

Six Month Periods Ended June 30, 1996 and June 30, 1995

          For the six months ended June 30, 1996, net revenues totaled $9,398,971 compared to $2,735,615 for the six months ended June 30, 1995. The revenues for the six months ended June 30, 1996 more than tripled the revenues for the six months ended June 30, 1995 because of the increase in the number of titles offered by the Company as well as higher OEM, license and development revenues in the six months ended June 30, 1996.

          Cost of revenues during the six months ended June 30, 1996 was $3,327,636 or 35% of revenue. For the six months ended June 30, 1995 cost of revenues was $678,023 or 25% of sales. The gross margin was negatively impacted by changes in the revenue mix for the six months ended June 30, 1996, through the inclusion of development revenue, which has a higher cost of revenue than product sales or OEM licensing revenue. For the six months ended June 30, 1995, revenues were derived from product sales and OEM licensing.

          Research and product development expenses were $9,996,382 for the six months ended June 30, 1996 compared to $5,674,240 for the six months ended June 30, 1995, which included a $1,500,000 write-off related to the acquisition of in-process research and development costs in the purchase of Distant Thunder. Excluding the write-off, research and product development expenses increased 139% over the same period of the prior year. Research and product development expenses have increased significantly in 1996 from 1995 as the Company has expanded development and production activity by having numerous 2D and 3D titles in simultaneous production, multimedia and internet authoring and production tools under development and various language translation capabilities in studio offices in Los Angeles, San Francisco, Dallas, Cincinnati and Munich. While the Company has aggressively invested to increase its capacity to produce new titles for release, the Company has experienced higher costs than expected on several titles. The Company has introduced a number of technological efficiencies in the traditional animation production processes, is planning additional improvements, and is currently focusing on ways to reduce costs, to improve the financial performance and to increase the competitive strength of the Company in this area/1/.

          Sales and marketing expenses were $5,938,463, or 63% of revenues, for the six months ended June 30, 1996, compared to $1,792,934, or 66% of revenues, for the six months ended June 30, 1995. The Company's expansion into global distribution channels, the increased advertising, marketing and public relations expenses to support revenue growth and growth of the Company's sales and marketing organization all contributed to the 231% increase in spending in sales and marketing.

          General and administrative expenses were $2,339,052 for the six months ended June 30, 1996, compared with $1,350,753 in the six months ended June 30, 1995. These increases were associated with the expansion of the Company's operational and administrative support infrastructure. As a percentage of revenues, general and administrative expenses declined to 25% from 49% for the six months ended June 30, 1996 and 1995, respectively.

          Amortization of intangibles expense was $55,708 for the six months ended June 30, 1996 and included the amortization of intangible assets acquired in the Lanpro acquisition. Amortization expense was $1,130,512 for the six months ended June 30, 1995, which represents amortization of intangible assets acquired in the MetroCel asset acquisition which were fully amortized in December 1995.

          Net interest income was $772,310 for the six months ended June 30, 1996, which is twice the amount of $384,797 recognized in the six months ended June 30, 1995. This improvement is attributable to higher average cash balances and repayment of certain outstanding debt from the proceeds generated from a public stock offering in late 1995.


LIQUIDITY AND CAPITAL RESOURCES

          Cash and short term investments decreased $16,357,645 to $23,288,842 at June 30, 1996, from $39,646,487 at December 31, 1995. The decrease is primarily the result of the net loss of $11,485,960 incurred in the first half of 1996 and $5,443,137 in asset additions for expanded computer and network capacity and land purchased for the future site of the Dallas operations. The Company expects to continue to fund the development of new titles and technologies and sales and marketing activities to launch new products/1/. The Company plans to spend approximately $5 million for the construction of the corporate offices for Dallas operations/1/. The Company also anticipates making additional capital expenditures for expansion of its computer network to include connectivity between all offices/1/. Outside funding alternatives are being examined to finance the Dallas building costs and the Company is in negotiations with a lender for equipment-based financing as an additional source of funds.

          The Company anticipates that its capital resources, including the anticipated borrowings for the Dallas building and the equipment-based financing, will be sufficient to satisfy its capital requirements for the foreseeable future/1/. To date, however, the Company continues to operate at a loss. The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timeliness and success of its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors as well as its investments in technological and production process research/1/. If the Company requires additional capital, it would seek such funding through additional public or private financing, although there can be no assurance that the Company will be able to obtain such financing/1/.

STRATEGIC RELATIONSHIP STATUS

          In June 1996, the Company signed an agreement with Future Endeavors Incorporated ("Future Endeavors") to publish on a worldwide basis all entertainment products that are developed by the Canadian company for an initial three-year period. The Company made a $400,000 investment in Future Endeavors and expects to make royalty advances from time to time to fund title development/1/. Additionally, the Company has provided its development tools to Future Endeavors for use in producing titles. Future Endeavors will receive royalty payments on revenues of each title published by 7th Level, including Tracer, the first title which was released in June 1996.

          In April 1996, the Company entered into an agreement with Disney to co-develop a new PC game featuring the characters from Disney's animated film The Hunchback of Notre Dame. The agreement calls for Disney to fund the development expenses for the Hunchback title and for the Company to receive royalties based on revenues generated by the game. The Hunchback title includes five single and multiplayer games. In July 1996, the Company's development work was completed as scheduled and the title was released to Disney for publishing. This is the second in Disney's GameBreak! series and the second collaboration between Disney and the Company.

          In August 1995, the Company entered into an agreement with Morgan Creek Interactive, Inc. ("Morgan Creek") for formation of a joint venture to develop at least two computer software titles based on Morgan Creek's character, "Ace Ventura." The first title, a graphic adventure game is scheduled for release in 1996. The Company has made and will continue to make capital contributions to the venture to fund the costs of development of the titles and will fund all marketing expenses and duplication costs for the titles. All revenues of the venture are to be shared equally by the parties after repayment of the Company's capital contributions to fund development expenses, reimbursement of all amounts advanced by the Company to fund marketing expenses and duplication costs and payment to the Company of a distribution fee. Morgan Creek has been granted warrants to purchase 75,000 shares of the Company's common stock at $20 per share and 100,000 shares of the Company's common stock at $24 per share, which warrants expire in 1998.

          The Company anticipates forming a joint venture (the "QD7 Joint Venture") for the development, production and distribution of multimedia products with Quincy Jones-David Salzman Entertainment ("QDE") pursuant to the terms of a letter agreement/1/. This letter agreement provides that the Company and QDE shall initially contribute $750,000 and $250,000, respectively, to the QD7 Joint Venture and contemplates that additional capital contributions shall be made only with the unanimous consent of both parties. The first title to be developed by the QD7 Joint Venture, scheduled for release after 1996, is in the design phase, and to date, no material expenditures or commitments have been incurred/1/. All development, manufacturing, testing, marketing and distribution costs will be advanced by the Company and then recouped prior to any distribution of net receipts. Pursuant to the letter agreement, net receipts, after the payment or reimbursement of all costs, will be applied to the repayment to the

Company and QDE of their capital contributions, with all remaining net receipts to be shared equally by such parties.

          In the normal course of business, the Company evaluates potential acquisitions and joint ventures that may complement the Company's business. While the Company has no present plans, commitments or agreements with respect to any material potential acquisitions or joint ventures other than as disclosed herein, the Company may in the future consummate acquisitions or enter into joint ventures which may require the Company to make additional capital expenditures, and such expenditures may be significant/1/.
- --------------------
           /1/ This statement is a forward looking statement that involves risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement. See the discussion of the Company's business and a description of the various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statement which is included in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                                7TH LEVEL, INC.

                          Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders was held on May 29, 1996. The results of voting were as follows:

          Proposal 1:  Election of Directors of the Company
                                                              Votes
                         Nominee               Votes For     Against     Abstain
                         -------               ---------     -------     -------

                    George D. Grayson          9,558,931       8,149      26,273
                    Robert Alan Ezrin          9,560,931       6,149      26,273
                    W. Scott Page              9,558,628       8,452      26,273
                    David R. Henkel            9,561,628       5,452      26,273
                    Merv Adelson               9,561,280       5,800      26,273
                    Steven Fink                9,560,480       6,600      26,273
                    Lewis C. Solmon            9,557,580       9,500      26,273


          Proposal 2:  Ratification of KPMG Peat Marwick LLP as the Company's
                       Independent Auditors
                           Votes For:        9,549,808
                           Votes Against:       24,735
                           Votes Abstaining:    18,860


          Proposal 3:  Approval of an amendment to the 7th Level, Inc. Amended and Restated Incentive Stock Option Plan to increase the number of shares of Common Stock available to be issued thereunder from 2,000,000 shares to 3,200,000 shares
                           Votes For:        6,798,380
                           Votes Against:      352,097
                           Votes Abstaining:    33,289

          Proposal 4:  Approval of an amendment to the 7th Level, Inc.
                       Employee Stock Purchase Plan to increase the number of shares of Common Stock available to be issued thereunder from 100,000 to 300,000 shares
                            Votes For:       7,020,672
                            Votes Against:     155,723
                            Votes Abstaining:   24,413

          Proposal 5:  Approval of an amendment to the 7th Level, Inc. Amended and Restated 1994 Non-Employee Directors' Stock Option Plan to (i) increase the number of shares of Common Stock available to be issued thereunder from 50,000 shares to 125,000 shares, (ii) increase the number of shares issuable upon the exercise of the options granted to non-employee directors upon first becoming a director from 10,000 shares to 20,000 shares, (iii) provide for the grant to each of the Company's current non-employee directors of an option to purchase 10,000 shares of Common Stock at an exercise price of $16.75 per share, and (iv) provide for the annual grant to each non-employee director of an option to purchase 5,000 shares of Common Stock on the date of each annual meeting of the stockholders of the Company at its then current fair market value.
                            Votes For:       6,901,724
                            Votes Against:     181,856
                            Votes Abstaining:   37,907

Item 6.        Exhibits and Reports on Form 8-K

(a)            Exhibits - none

(b)            Reports on Form 8-K - none

                                7TH LEVEL, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      7TH LEVEL, INC.

Date:  August 13, 1996        By  /s/ David W. Craig
                                  ------------------
                                      David W. Craig
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)