Form 10-Q
period 1996-09-30
7TH LEVEL INC
filed 1996-11-14
CIK 920038

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                _______________

                                   FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR


[-]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 498-8100

          Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X         No  ____
                                 ----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK, $0.01 PAR VALUE                        13,527,341
         (Title of Each Class)                (Number of Shares Outstanding at
                                                      November 8, 1996)

                                7TH LEVEL, INC.

                                   Form 10-Q
               For the Quarterly Period Ended September 30, 1996

                                     Index

PART I                                 FINANCIAL INFORMATION            Page No.
                                                                        --------

Item 1                       Condensed Consolidated Balance Sheets at
                             September 30, 1996 and December 31, 1995          3


                             Condensed Consolidated Statements of
                             Operations for the Three and Nine Months
                             Ended September 30, 1996 and 1995                 4



                             Condensed Consolidated Statements of
                             Cash Flows for the Nine Months Ended              5
                             September 30, 1996 and 1995


                             Notes to Condensed Consolidated                   6
                             Financial Statements

Item 2                       Management's Discussion and Analysis of
                             Financial Condition and  Results of               7
                             Operations


PART II                      OTHER INFORMATION

Item 6                       Exhibits and Reports on Form 8-K                 12

                             SIGNATURES                                       13

Part I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                               7TH LEVEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                      September 30, 1996               December 31, 1995
                                                      ------------------               ------------------
                                    ASSETS
Cash and cash equivalents                                    $11,089,244                   $  29,940,217
Short-term investments                                        10,478,649                       9,706,270
Accounts receivable, net                                       5,865,956                       6,917,280
Inventories                                                      604,771                         385,470
Other current assets                                           1,606,924                       1,210,085
                                                             -----------                   --------------
          Total current assets                                29,645,544                      48,159,322
Property and equipment, net                                   11,199,853                       5,156,058
Intangible assets, net                                         1,157,256                       1,100,492
Other assets                                                   1,452,206                         145,808
                                                             -----------                   --------------
          Total assets                                       $43,454,859                   $  54,561,680
                                                             ===========                   ==============



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                            $  1,580,355                    $  1,263,392
Accrued expenses and other current liabilities                 4,950,056                       4,074,934
Current portion of long-term debt                              1,500,000                              -
                                                            ------------                    -------------
          Total current liabilities                            8,030,411                       5,338,326
Long-term debt                                                 4,539,179                         118,902
Long-term debt to related parties                                581,098                         581,098
Other                                                            371,872                         257,883
                                                            ------------                    -------------
          Total liabilities                                   13,522,560                       6,296,209
Commitments and contingencies
Stockholders' equity:
     Common Stock                                                135,273                         130,785
     Additional capital                                       70,099,016                      69,168,061
     Cumulative translation adjustment                            (6,489)                        (14,923)
     Unrealized gain (loss) on investments                        (5,472)                         21,791
     Accumulated deficit                                     (40,290,029)                    (21,040,243)
                                                            -------------                  --------------
          Total stockholders' equity                          29,932,299                      48,265,471
                                                            -------------                  --------------
          Total liabilities and stockholders' equity        $ 43,454,859                   $  54,561,680
                                                            =============                  ==============


                            See accompanying notes.

                                7TH LEVEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  Three Months Ended      Three Months Ended       Nine Months Ended           Nine Months Ended
                                  September 30, 1996      September 30, 1995       September 30, 1996          September 30, 1995
                                  ------------------      ------------------       ------------------          -------------------
Net revenues                      $       4,807,418       $       2,638,095       $          14,206,389       $           5,373,709
Cost of revenues                          1,977,815                 355,668                   5,305,451                   1,033,690
                                  -----------------       -----------------       ---------------------       ---------------------
    Gross profit                          2,829,603               2,282,427                   8,900,938                   4,340,019
                                  -----------------       -----------------       ---------------------       ---------------------

Operating expenses:
    Research and product
     development                          6,448,529               2,960,943                  16,444,911                   7,135,184
    Purchased in-process
     research and development                     -                       -                           -                   1,500,000
    Sales and marketing                   2,532,481               1,786,656                   8,470,944                   3,579,589
    General and administrative            1,235,995                 734,247                   3,575,047                   2,084,999
    Amortization of intangible
     assets                                  28,466                 563,799                      84,174                   1,694,311
                                  -----------------       -----------------       ---------------------       ---------------------
        Total operating expenses         10,245,471               6,045,645                  28,575,076                  15,994,083
                                  -----------------       -----------------       ---------------------       ---------------------
         Operating loss                  (7,415,868)             (3,763,218)                (19,674,138)                (11,654,064)
Interest and other, net                     234,965                  73,225                   1,007,275                     458,022
                                  -----------------       -----------------       ---------------------       ---------------------
         Net loss                 $      (7,180,903)      $      (3,689,993)      $         (18,666,863)      $         (11,196,042)
                                  =================       =================       =====================       =====================


Loss per common share             $           (0.53)      $           (0.35)      $               (1.39)      $               (1.08)
                                  =================       =================       =====================       =====================
Weighted average common stock
    and common equivalent shares         13,523,500              10,464,660                  13,404,726                  10,373,114
                                  =================       =================       =====================       =====================

                            See accompanying notes.

                                7TH LEVEL, INC
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Nine Months Ended        Nine Months Ended
                                                                           September 30, 1996       September 30, 1995
                                                                           ------------------       ------------------
Cash flows from operating activities:
     Net Loss                                                                 ($18,666,863)             ($11,196,042)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
          Depreciation and amortization                                          1,781,972                 2,166,125
          Purchased in-process research and development                                  -                 1,500,000
          Change in operating assets and liabilities                               156,515                  (937,817)
                                                                           ------------------       ------------------
               Net cash used in operating activities                           (16,728,376)               (8,467,734)

Cash flows from investing activities:
     Acquisitions, net of cash acquired (paid)                                       6,323                  (100,000)
     Acquisition of property and equipment                                      (7,455,382)               (2,617,847)
     Acquisition of intangible assets                                                    -                  (504,183)
     Equity investments                                                           (400,000)                        -
     Purchase of short-term investments                                           (799,642)               (1,741,727)
                                                                           ------------------       ------------------
               Net cash used in investing activities                            (8,648,701)               (4,963,757)

Cash flows from financing activities:
     Issuance of Common Stock under stock options
                         and stock purchase plans                                  521,595                   258,818
     Borrowings under bank line of credit                                        6,000,000                         -
     Repayment of long-term obligations                                                  -                (1,248,750)
                                                                           ------------------       ------------------
               Net cash provided by (used in) financing activities               6,521,595                  (989,932)
                                                                           ------------------       ------------------
               Effect of exchange rate changes on cash                               4,509                         -
                                                                           ------------------       ------------------
               Net decrease in cash                                            (18,850,973)              (14,421,423)
Cash and cash equivalents, beginning of period                                  29,940,217                20,001,612
                                                                           ------------------       ------------------
Cash and cash equivalents, end of period                                     $  11,089,244               $ 5,580,189
                                                                           ==================       ==================

                            See accompanying notes.

                                7TH LEVEL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

          The condensed consolidated financial statements of 7th Level, Inc. (the "Company") are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

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

4.   Bank Line of Credit

          During the quarter ended September 30, 1996, the Company entered into a fully-secured credit agreement providing for a $6 million term loan to provide funding for fixed assets previously acquired by the Company and a revolving credit facility of $5 million for general operating funds. At September 30, 1996, total borrowings under this credit agreement were $6 million. Monthly interest payments under the $6 million term loan are scheduled at the bank's prime rate plus 3/4% and quarterly principal payments of $375,000 commence December 6, 1996. Essentially all of the Company's assets except for the land and building currently being constructed are pledged in conjunction with these debt instruments.

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

OVERVIEW

     The Company's business activities include the development and acquisition of technological and production processes to create interactive software titles for use on multimedia PCs. The Company's efforts to date have resulted in the development and production of eleven titles which include both educational and entertainment content. The Company's most recent releases were Ace Ventura, a graphic adventure title and Topsy Turvey, developed with Disney Interactive ("Disney"), based on the animated film The Hunchback of Notre Dame. These two titles follow the successful release of Monty Python and the Quest for the Holy Grail in June of 1996.

     While the Company plans to continue to make substantial expenditures to develop its business in 1996, it has acted on a number of cost saving measures in the third quarter of 1996. For example, the Company has rationalized its marketing activities to identify those programs which provide the best returns/1/. In addition, the Company has reduced production staffing in the quarter but plans to maintain capacity through the implementation of optimized production processes and technologies/1/. The Company expects that its operating results will fluctuate as a result of a variety of factors, including changes in the composition of the Company's revenues, the timing of new title releases and the seasonal nature of the market for consumer software with peak demand in the fourth calendar quarter or holiday selling season./1/

RESULTS OF OPERATIONS

Three Month Periods Ended September 30, 1996 and September 30, 1995

     Net revenues were derived from product sales and product development agreements. During the three months ended September 30, 1996, net revenues totaled $4,807,418, which is 82% higher than the $2,638,095 revenue achieved in the three months ended September 30, 1995. Revenues for the three months ended September 30, 1996 were primarily from continuing sales of Monty Python and the Quest for the Holy Grail and royalty and development revenue from Topsy Turvy and Timon & Pumbaa's Jungle Games, developed for Disney. Revenues also included development work for other third parties and sales of existing titles. The graphic adventure title Ace Ventura began shipping on the last day of the three months ended September 30, 1996 in limited quantities. Revenues for the three months ended September 30, 1995 were from sales of four existing titles, primarily Battle Beast, which was launched in August 1995. More than 20% of the revenues were from international sales in each of the three months ended September 30, 1996 and 1995.

     Cost of revenues during the three months ended September 30, 1996 was $1,977,815 or 41% of net revenue, including product development, manufacturing, and royalty and licensing costs of $639,379, $609,160, and $729,276, respectively. For the three months ended September 30, 1995, cost of revenues was $355,668 or 13% of net revenues, including manufacturing, and royalty and licensing costs of $284,098 and $71,570, respectively. The increase in cost of revenues in 1996 as a percentage of net revenue is due to several factors, including the lower margins associated with development revenue and higher royalty rates. The Company's royalty agreements generally provide for stepped increases in royalty rates based on quantities sold and accordingly, such rates have reached higher royalty tiers on certain of the more popular releases, such as the Python titles. Additionally, Ace Ventura, which is a product of a joint venture between the Company and Morgan Creek Interactive, Inc. ("Morgan Creek") has a low gross margin as the Company pays a high effective royalty rate to Morgan Creek. The agreement also calls for

Morgan Creek to pay one-half of development, manufacturing and marketing expenses. During the three months ended September 30, 1995 cost of revenues was unusually low as most revenues were generated from non-royalty bearing titles. The Company expects fluctuations in gross margin in the future as changes occur in the composition of the revenue and the associated cost of revenues/1/.

     Research and product development expenses were $6,448,529 and $2,960,943 for the three months ended September 30, 1996 and 1995, respectively. Research and product development costs have increased significantly as the Company has more than doubled its capacity from the same period in the prior year. Research and product development expenses for the three months ended September 30, 1996 included $3,482,090 of production expenses, $1,565,436 for software research and development and $1,401,003 for expenses of the companies acquired in 1995 and 1996 (as described in Note 3) to provide expertise in the development of 3D technology and graphics design and to provide the capabilities needed to expand into the Asia Pacific market. During the three months ended September 30, 1995, research and product development expenses included $2,053,975 of production expenses and $906,968 for software research and development costs. Although the Company significantly reduced head count in production during the three months ended September 30, 1996, such staff reductions followed a heavy production mode in various studio departments such as animation. The staffing cuts were effected near the end of the period and severance related amounts were included as expenses. The Company is focused on optimization of its production processes and technology and expects these measures to allow more efficient title development even with reduced staff resources/1/.

     Sales and marketing expenses were $2,532,481 and $1,786,656 for the three months ended September 30, 1996 and 1995, respectively. Sales and marketing expenses for the three months ended September 30, 1996 included $1,228,525 of expenses for advertising, marketing and public relations and $1,303,956 of expenses related to internal staffing. For the three months ended September 30, 1995 expenses of $1,037,861 for advertising, marketing and public relations and $748,795 related to internal staffing were incurred. As a percentage of net revenues, sales and marketing expenses related to internal staffing remained steady at 27% compared to 28%, for the three months ended September 30, 1996 and 1995, respectively. However, the advertising, marketing and public relations expenses decreased to 26% from 39% as a percentage of net revenues in the three months ended September 30, 1996 compared to the same period in 1995. The 1996 quarter also included bad debt provisions for the bankruptcy of a U.S. distributor, Neostar. The Company has focused its efforts to judiciously review and implement only marketing activities with the highest returns.

     General and administrative expenses for the three months ended September 30, 1996 were $1,235,995 compared with $734,247 in the three months ended September 30, 1995. The increase of $501,748 is associated with the expansion of the Company's operational and administrative support infrastructure. As a percentage of net revenues, in the three months ended September 30, 1996, general and administrative expenses have remained relatively unchanged at 26% compared to 28% in the three months ended September 30, 1995.

     Amortization of intangible assets was $28,466 for the three months ended September 30, 1996, and primarily represents amortization of intangible assets acquired in the Lanpro Acquisition. These assets were acquired on December 29, 1995 and are being amortized over periods up to seven years. Amortization of intangible assets during the three months ended September 30, 1995 was $563,799 and primarily related to intangible assets acquired in the MetroCel asset acquisition in March of 1994 which were fully amortized by December 31, 1995.

     Net interest income was $234,965 for the three months ended September 30, 1996 compared with $73,225 in the three months ended September 30, 1995. This change was due to higher average cash balances which were generated by a public stock offering in late 1995.

Nine Month Periods Ended September 30, 1996 and September 30, 1995

     For the nine months ended September 30, 1996, net revenues totaled $14,206,389 compared to $5,373,709 for the nine months ended September 30, 1995. The revenues for the nine months ended September 30, 1996 have increased 164% over the revenues for the nine months ended September 30, 1995 because of the increase in the number of titles offered by the Company as well as higher OEM, license and development revenues in the nine months ended September 30, 1996.

     Cost of revenues during the nine months ended September 30, 1996 was $5,305,451 or 37% of revenue. For the nine months ended September 30, 1995 cost of revenues was $1,033,690 or 19% of sales. The gross margin was negatively impacted by changes in the revenue mix for the nine months ended September 30, 1996, through the inclusion of development revenue, which has a higher cost of revenue than product sales or OEM licensing revenue. For the nine months ended September 30, 1995, revenues were derived from product sales and OEM licensing.

     Research and product development expenses were $16,444,911 for the nine months ended September 30, 1996 compared to $8,635,184 for the nine months ended September 30, 1995, which included a $1,500,000 write-off related to the acquisition of in-process research and development costs in the purchase of Distant Thunder. Excluding the write-off, research and product development expenses increased 130% over the same period of the prior year. Research and product development expenses have increased significantly in 1996 from 1995. The Company has expanded production activity by having numerous 2D and 3D titles in simultaneous production and is engaged in various language translation activities in studio offices in Los Angeles, San Francisco, Dallas, Cincinnati and Munich. In addition, the Company's development efforts support the higher number of titles in production as well as the multimedia and internet authoring and production tools under development. While the Company has aggressively invested to increase its capacity to produce new titles for release, the Company has experienced higher costs than expected and several titles which were expected to ship in the second half of 1996 have been delayed. The Company has introduced a number of technological efficiencies in the traditional animation production processes, is planning additional improvements, and is currently focusing on ways to reduce costs, to improve the financial performance and to increase the competitive strength of the Company in this area/1/.

     Sales and marketing expenses were $8,470,944, or 60% of revenues, for the nine months ended September 30, 1996, compared to $3,579,589, or 67% of revenues, for the nine months ended September 30, 1995. The Company's expansion into global distribution channels, the increased advertising, marketing and public relations expenses to support revenue growth and growth of the Company's sales and marketing organization all contributed to the 137% increase in spending in sales and marketing.

     General and administrative expenses were $3,575,047 for the nine months ended September 30, 1996, compared with $2,084,999 in the nine months ended September 30, 1995. These increases were associated with the expansion of the Company's operational and administrative support infrastructure. As a percentage of revenues, general and administrative expenses declined to 25% from 39% for the nine months ended September 30, 1996 and 1995, respectively.

     Amortization of intangibles assets was $84,174 for the nine months ended September 30, 1996 and included the amortization of intangible assets acquired in the Lanpro acquisition. Amortization expense was $1,694,311 for the nine months ended September 30, 1995, which represents amortization of intangible assets acquired in the MetroCel asset acquisition which were fully amortized in December 1995.

     Net interest income was $1,007,275 for the nine months ended September 30, 1996, which is more than twice the amount of $458,022 recognized in the nine months ended September 30, 1995. This improvement is attributable to higher average cash balances and repayment of certain outstanding debt from the proceeds generated from a public stock offering in late 1995. However, interest income has declined each successive quarter of 1996 as cash balances have declined.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and short term investments decreased $18,078,594 to $21,567,893 at September 30, 1996, from $39,646,487 at December 31, 1995. The decrease is primarily the result of the net loss of $18,666,863 incurred in the first nine months of 1996. The Company's cash position was also reduced by $4,274,431 to cover asset additions for expanded computer and network capacity along with $3,180,951 expended for land and construction-in-progress of the future site of the Dallas operations. This decrease in cash was offset by $6,000,000 in proceeds generated from borrowings under a new bank line of credit for equipment-based financing. Monthly interest payments under the $6 million term loan are scheduled at the bank's prime rate plus 3/4% and quarterly principal payments of $375,000 commence December 6, 1996. Additionally the Company has $5,000,000 available under a second line for general working capital requirements. Essentially all of the Company's assets except for the land and building currently being constructed are pledged in conjunction with these debt instruments. (See note 4.) The Company expects to continue to fund the development of new titles and technologies and sales and marketing activities to launch new products/1/. The Company plans to spend approximately $3.5 million for completion of the construction of the corporate offices for Dallas operations/1/. The Company also anticipates making additional capital expenditures for expansion of its computer network to include connectivity between all offices/1/. Outside funding alternatives are being examined to finance the Dallas building costs.

     The Company anticipates that its capital resources, including the anticipated borrowings for the Dallas building will be sufficient to satisfy its capital requirements for the foreseeable future/1/. To date, however, the Company continues to operate at a loss. The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timely introduction and market success of its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. In the future, the Company's capital requirements will be affected by each of these factors as well as its investments in technological and production process research/1/. If the Company requires additional capital, it would seek such funding through additional public or private financing, although there can be no assurance that the Company will be able to obtain such financing/1/.

STRATEGIC RELATIONSHIP STATUS

     In June 1996, the Company signed an agreement with Future Endeavors Incorporated ("Future Endeavors") to publish on a worldwide basis all entertainment products that are developed by the Canadian company for an initial three-year period. The Company made a $400,000 investment in Future Endeavors and has made and expects to continue making royalty advances from time to time to fund title development/1/. Additionally, the Company has provided its development tools to Future Endeavors for use in producing titles. Future Endeavors will receive royalty payments on revenues of each title published by 7th Level, including Tracer, the first title which was released in June 1996.

     In April 1996, the Company entered into an agreement with Disney to co-develop a new PC game featuring the characters from Disney's animated film The Hunchback of Notre Dame. The agreement calls for Disney to fund the development expenses for the Hunchback title and for the Company to receive royalties based on revenues generated by the game. The Hunchback title includes five single and multiplayer games. In July 1996, the Company's development work was completed as scheduled and the title was released to Disney for publishing. Disney began shipping this title in August 1996. This is the second in Disney's GameBreak! series and the second collaboration between Disney and the Company.

     In August 1995, the Company entered into an agreement with Morgan Creek Interactive, Inc. ("Morgan Creek") for formation of a joint venture to develop at least two computer software titles based on Morgan Creek's character, "Ace Ventura." The first title, a graphic adventure game was competed and released in September 1996. The Company has made and will continue to make capital contributions to the venture to fund the costs of development of the titles and will fund all marketing expenses and duplication costs for the titles. All revenues of the venture are to be shared equally by the parties after repayment of the Company's capital contributions to fund development expenses, reimbursement of all amounts advanced by the Company to fund marketing expenses and duplication costs and payment to the Company of a distribution fee. Morgan Creek has been granted warrants to purchase 75,000 shares of the Company's common stock at $20 per share and 100,000 shares of the Company's common stock at $24 per share, which warrants expire in 1998.

     The Company anticipates forming a joint venture (the "QD7 Joint Venture") for the development, production and distribution of multimedia products with Quincy Jones--David Salzman Entertainment ("QDE") pursuant to the terms of a letter agreement/1/. This letter agreement provides that the Company and QDE shall initially contribute $750,000 and $250,000, respectively, to the QD7 Joint Venture and contemplates that additional capital contributions shall be made only with the unanimous consent of both parties. The first title to be developed by the QD7 Joint Venture, scheduled for release after 1996, is in the design phase, and is subject to further review based on expected returns/1/. To date, no material expenditures or commitments have been incurred. All development, manufacturing, testing, marketing and distribution costs will be advanced by the Company and then recouped prior to any distribution of net receipts. Pursuant to the letter agreement, net receipts, after the payment or reimbursement of all costs, will be applied to the repayment to the Company and QDE of their capital contributions, with all remaining net receipts to be shared equally by such parties.

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

____________________________

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

                                7TH LEVEL, INC.

                          Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K

     (a)  The following documents are filed as exhibits to this Report:

          10.35 - Imperial Bank - Credit Terms and Conditions; $6,000,000 Note; $5,000,000 Note; General Security Agreement; Mortgage, Assignment and Grant of Security Interest with Respect to Trademarks; and Mortgage, Assignment and Grant of Security Interest with Respect to Copyrights and Other Collateral, all dated September 6, 1996.

     (b)  Reports on Form 8-K - none

                                7TH LEVEL, INC.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   7TH LEVEL, INC.



Date:  November 12, 1996           By /s/ David W. Craig
                                      ------------------
                                   David W. Craig
                                   Chief Financial Officer
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)