Form 10-K405
period 1996-12-31
7TH LEVEL INC
filed 1997-03-31
CIK 920038

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

       Securities Registered Pursuant to Section 12(b) of the Act:  None
          Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was approximately $31,147,599. As of February 28, 1997, there were 13,594,522 outstanding shares of the registrant's common stock.

Portions of the registrant's Proxy Statement to be furnished to stockholders in connection with its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                               Table of Contents

                                                             Page
                                                             ----
                                 PART I
Item 1.       Business                                          3
Item 2.       Properties                                       10
Item 3.       Legal Proceedings                                10
Item 4.       Submission of Matters to a Vote of Security
               Holders                                         10


                                 PART II
Item 5.       Market for Registrant's Common Equity and
               Related Stockholder Matters                     11

Item 6.       Selected Financial Data                          12
Item 7.       Management's Discussion and Analysis of
               Financial Condition and Results of Operations   14

Item 8.       Financial Statements and Supplementary Data      19
Item 9.       Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure          37


                                PART III
Item 10.      Directors and Executive Officers of the
               Registrant                                      37
Item 11.      Executive Compensation                           37
Item 12.      Security Ownership of Certain Beneficial
               Owners and Management                           37

Item 13.      Certain Relationships and Related
               Transactions                                    37

                                 PART IV
Item 14.      Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                             37

                                     PART I
ITEM 1.  BUSINESS

COMPANY OVERVIEW

     7/th/ Level, Inc. ("the Company") is a technology company specializing in creating multimedia production technologies and producing interactive multimedia entertainment products. Founded in 1993, the Company has assembled and integrated the creative and technical talents of individuals with extensive experience in both the software and entertainment industries. The Company has integrated its proprietary computer-based production techniques with the creativity, acting talent and storytelling skills of Hollywood in the development of high quality interactive software products. This integrated production process is used to produce feature-film quality animation and video and audio content for various media platforms on a cost-effective and timely basis.

     During the past three years, the Company has developed unique, efficient multimedia production tools and technologies. The Company's computer technology, Studio 7(TM), includes TopGun, a Windows-based next-generation authoring and playback engine, and Annie(R), a Windows-based digital inking and painting software system customized for automatic script generation. Compatible with Windows 95, Windows NT and Power PC-based Macintosh computers, Studio 7 enables fast, flexible multi-platform development of multimedia content. The ability to develop a broad spectrum of products based on a common technology results in reduced costs, reduced time to market, and reduced testing requirements and technical support.

     The Company's award-winning titles center around product families such as the Monty Python Series, Lil' Howie's Great Adventure Series(TM) for early education markets and the Game Series featuring action and graphic adventure games. The Company has produced titles in concert with widely recognized entertainment producers such as Disney Interactive Inc. ("Disney") and Morgan Creek Interactive, Inc. ("Morgan Creek") (Ace Ventura). In addition, the Company has a number of hard-core 3D action, strategy and role-playing game titles currently in development.

     The Company maintains product and technology development centers in Los Angeles, Dallas, Cincinnati, San Francisco and Munich, each contributing to critical sectors of the business. The Los Angeles studio is an automated, scaleable facility that specializes in the creation and development of state-of-the-art 2D animated interactive products. The Dallas studio is the center of the 3D game development and employs world-class artists and engineers to design these products. The Company's Cincinnati-based subsidiary, PyroTechnix Inc. ("PyroTechnix"), is responsible for the ongoing development and refinement of its True 3D(TM) real-time 3D engine, under which all 7/th/ Level 3D games will be based. In addition, European localization and distribution is managed in the Munich, Germany facilities and Asian localizations and distribution are managed through 7/th/ Level Asia Pacific Inc., a subsidiary based in San Francisco.

THE MARKET AND STRATEGIC FOCUS

     As a technology company, 7/th/ Level is focused on leveraging its tools and established development processes to create rich content for the game market, formulating strategic partnerships with current market leaders and expanding its reach into new industries. The Company has focused its resources where it expects to achieve the highest returns in the near future.

     The Company has identified the segments of the market that typically produce the best-selling titles and is investing heavily in the development of traditional hard-core games. After surveying the competition, the products available in the marketplace and the Company's assets and capabilities, the Company is creating titles in the action, strategy and role-playing categories. It is believed that the market for these products is large and growing, and the Company has made the completion of its game titles a high priority.

     7/th/ Level completed its first edutainment series (Lil' Howie's Great Adventure Series) in December 1996 and has various marketing efforts in place to support the product line. The market for edutainment products, such as the Company's, has become saturated with strong brands and characters from industry leaders including Microsoft Corporation ("Microsoft"), The Walt Disney Co., Mattel, and Fischer Price. As a result, the Company plans to reduce its investment in developing new educational products in 1997.(1)

     The Company recognizes the value its technology, processes and existing product assets can bring to third party relationships. The current relationship with Microsoft, for the development of its Barney titles, and the highly-acclaimed products developed in conjunction with Disney and Morgan Creek are examples of how the Company's process and production capabilities can be leveraged in partnerships. The Company is actively seeking additional strategic opportunities. See Strategic Alliances.

     Studio 7 is proven to be a robust, flexible development tool in creating computer-based entertainment products. The Company believes it has applications in industries beyond the conventional software industry and is actively researching that potential.

THE PRODUCTS

     In the past three years, the Company has developed and released 14 products that have earned more than 100 awards for their quality, content and educational value. These titles incorporate high production and technical quality and have been developed for the games/entertainment and education categories.

GAMES AND ENTERTAINMENT - The Monty Python Series has been the Company's best selling products to date. Monty Python's Complete Waste of Time, the first in the series, is an evergreen product that has sold in excess of 200,000 copies since its introduction in 1994. The second title in the series, Monty Python and the Quest for the Holy Grail, was released in June 1996 and had sold more than 190,000 copies as of December 31, 1996. The third title in the series, The Meaning of Life, is planned for release in late 1997.(1)

Released in February 1997 as the Company's entry into the 3D hard-core game market, G-Nome is a real-time rendered 3D futuristic action adventure game with fully texture-mapped graphics and fluidly animated vehicles, creatures and characters and introduces game play elements not available in competing titles. G-Nome is categorized in the action adventure game segment with other popular titles such as Mech-Warrior II from Activision.

1997 works in progress include Dominion(TM) and Return to Krondor. Dominion is a 3D real-time strategy game combining the latest in strategic gaming functionality and the smoothest animation (with resolutions up to 1280 x 1024) of any action strategy game currently available. This next generation of action strategy is designed to offer high-speed combat and gameplay in the style of Warcraft II from Blizzard/Davidson and Command & Conquer from Westwood Studios/Virgin Interactive. Real-time strategy games are currently in the best selling category of games, according to PC Data. Return to Krondor is a 3D role-playing game based on Raymond Feist's science fiction epic, "Riftwar Saga". Return to Krondor is the sequel to Betrayal at Krondor which has sold over 400,000 units since 1993.

EDUCATION - In 1996 the Company created Kids' World, Inc. ("Kids' World") to provide a separate brand and identity for its educational product line. As of December 31, 1996, the Company had completed six educational titles, with three of them released in the fourth quarter of 1996. The Company plans to concentrate educational activities on gaining market penetration with the existing series and the Company plans to pursue partners for Kids' World.(1)

Great Adventure Series - The Great Adventure Series covers the core curriculum of kindergarten through 3/rd/ grade. Designed by educators from around the country, this curriculum-based series is targeted at children ages 6-9. The series features Howie Mandel as the voice and character of Lil' Howie. Mr. Mandel is a national spokesperson for Reading is Fundamental(R) and is the voice of Bobby in the hit TV series, "Bobby's World". The base series was completed in 1996 with The Great Math Adventure(TM) and The Great Reading Adventure(TM) added to two earlier titles, The Great Word Adventure and Tuneland(TM).

Virgil Reality Series - The initial title, The Universe According to Virgil Reality(TM), was released in late 1996. It is targeted for children ages 8 and up and concentrates on early science curriculum. This series features the voice of Charles Fleischer, whose credits include being the voice of Roger Rabbit and current shows on the Discovery Channel and Saturday morning television. The Company believes the assets created in the development and production of the Virgil Reality Series and The Great Adventure Series may have economic value when presented in mediums other than CD-ROM. The Company is reviewing with outside parties the commercial potential from reuse of these assets.

1997 works in progress include four Barney titles being completed for Microsoft as part of a preschool series which features an animated, computer-controllable, talking dinosaur.

DEVELOPMENT AND PRODUCTION TECHNOLOGY AND PROCESSES

     The Company has developed automated, scaleable multimedia studios with proprietary technology and production processes that enable cost effective development of feature-film quality products for the PC, Macintosh and Internet platforms. Additionally, PyroTechnix provides a complete development API for real-time, interactive 3D games. At the core of the production process is Studio 7, a proprietary next generation authoring and high speed playback engine that the Company believes to be a state-of-the-art multimedia development tool.

     Studio 7 is a powerful programmer's development environment designed to optimize the development and production of multimedia products. It is a flexible multi-platform interactive authoring tool which the Company believes is several years ahead of other multimedia development tools. Common authoring issues such as animation, audio, Internet access, multiplayer conventions and support for Direct X, Active X, MMX and Klamoth are addressed by Studio 7, saving the developer time and effort. Studio 7 includes a powerful programming language with an API for C-based plug-ins, a source code editor and compiler, an image editor, a midi editor and an audio wave editor that supports automatic lip synching for both 2D and 3D characters. Through the use of plug-ins, entirely new architectures can be added to the base functionality of Studio 7. Some current plug-ins include reusable game engines for (i) 3D real time rendering,
(ii) tiling for the rapid development of strategy games and (iii) full Internet mail and file transfer support. Studio 7's objective is to allow code to be written once and subsequently reused multiple times on a variety of products, resulting in cost effective, high quality new products with few operating problems.

     A key aspect of the Company's production process is its reusable digital animation library. The Company translates traditional hand-drawn animation into the digital database using its proprietary Annie digital inking and painting production system and its patented electronic exposure sheet technology. Exposure sheets are the method used in the traditional animation process for animators to convey the choreography of scenes to the production people who are responsible for composing them. The Company's patented system allows it to store this information in a database as opposed to the classic method of hand preparation. As a result, code can be generated for the electronic exposure sheet directly into Studio 7, bypassing the laborious process of hand coding the animation into playable sequences. In conjunction with its pre-authoring process, this allows for the rapid re-choreographing of the Company's reusable animation database, allowing it to produce animated titles incorporating thousands of frames of animation at low cost in only several months.

     PyroTechnix' True3D is based on a multi-threaded, 32-bit engine, providing a sophisticated development technology for both PC and console games. 7/th/ Level's 3D PC titles currently in development are based on the True3D technology. True3D includes advanced features, such as full-featured texture mapping with six-degrees of freedom of movement, advanced collision detection, MIDI and real-time audio effects and mixing. True3D offers support for Microsoft's DirectX(TM) APIs including multi-player networking, content conversion utilities including an open API to the True3D conversion libraries and 3D StudioMAX. The technology also includes support for Intel's current MMX(TM) technology and future processors and it supports the Glide interface for 3DFX hardware acceleration available from Diamond, Orchid and others.

     Sony Interactive Studios America ("Sony") has recognized the potential of True3D and has contracted with PyroTechnix to license this technology for upcoming PC games. Additionally, PyroTechnix is developing games for Sony, on both the PC and Playstation which will also run on True 3D.

INTELLECTUAL PROPERTY

     The Company regards certain of its software and production techniques as proprietary and attempts to protect such software and techniques under patent, copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. The Company has filed patent applications for inventions relating to its animation development process and other aspects of its proprietary software and methods. While the Company considers it to be in its best interest to continue to vigorously pursue patents and other protections of its intellectual property rights, it does not consider any patent or group of patents to be material to the business of creating either entertainment or technology products. However, any intellectual property rights and protections obtained in the future will strengthen the company's brands and may provide an important advantage over competitors.

     The Company currently distributes most of its software products on CD-ROM disks. It is possible for unauthorized third parties to copy or to reverse engineer the Company's product to obtain and use some programming or production techniques that the Company regards as proprietary. The Company has experienced only limited unauthorized copying of its products in the past, but if a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, financial condition and operating results could be adversely affected. In addition, there can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. As the number of interactive software products in the market increases and the functionality of the products overlaps, the Company believes that interactive software will increasingly become the subject of claims that such software infringes the copyrights or patents of others. Any such claims, with or without merit, can be time consuming and difficult to defend.

COMPETITION

     The consumer entertainment software, educational software and multimedia development tools industries are highly competitive. The Company's competitors range from small companies with limited resources to large companies with much greater financial, technical and marketing resources than those of the Company. In the interactive software markets, the Company competes with Broderbund Software, Inc., Electronic Arts Inc., LucasArts Entertainment Company, Westwood Studios/Virgin Interactive Entertainment Inc., Edmark Corporation (IBM), Activision, Disney, i.d. software, GT Interactive and Microsoft, among others. With the markets for interactive software products still emerging and consolidation occurring at a greater rate than ever, the Company expects the number of competitors and their resource capabilities to change dramatically.
In addition, the Company believes that new competitors, including large software companies, media companies and film studios, are increasing their focus and investment levels in the interactive entertainment and educational software markets.

     Competition for the Company's Products is also influenced by the timing of competitive product releases and the similarity of these products to those of the Company. This may result in significant price competition, reduced profit margins, loss of shelf space and a lack of availability of the Company's products in retail stores. There can be no assurance that the Company will be able to compete successfully with current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business operating results and financial conditions.

STRATEGIC ALLIANCES

     The Company has developed software games for a number of highly regarded companies. The Company believes it was selected for these development projects based on its leading edge multimedia technology, its high quality products, its low costs, its ability to maintain tight production schedules and its ability to work well in different cultures and with different creative teams. While the Company believes these alliances are beneficial to both parties, there can be no assurances that these alliances will be maintained in the future or that if any alliances are maintained, that they will result in commercially successful products.

     Microsoft - In cooperation and coordination with Microsoft and The Lyons Group, an entertainment unit of Lyrick Studios, the Company was selected to develop and produce four interactive titles featuring Barney, the purple dinosaur. Barney is an interactive toy designed for preschoolers that can be controlled by the PC CD-ROM. This project, combining Microsoft's Realmation(TM) technology with the Company's animation, software and production expertise, was started by the Company at the end of September 1996. The full capability product was first demonstrated at a consumer toy trade show in early February 1997, and the games are scheduled for completion in the second half of 1997.
The toy and the CD-ROM games will be marketed by Microsoft and the Company will earn a royalty based on sales. Additionally the Company has rights to sell three of the titles in the OEM channel.

     Disney - The Company and Disney worked together in 1995 to develop the first product of Disney's Gamebreak! Series, Timon & Pumbaa's Jungle Games, a computer software title based on Disney characters from the animated feature
film, The Lion King.   In 1996 the Company again worked with Disney to develop
Topsy-Turvy Games, a title based on Disney's feature film, The Hunchback of Notre Dame. Disney owns all distribution rights to these titles and, while the contract arrangements are different for each title, the Company earns ongoing income from both.

     Morgan Creek - During 1996 the Company, in collaboration with Morgan Creek, developed a graphic adventure game, ACE VENTURA: The CD-ROM Game, based on Morgan Creek's character, Ace Ventura. The title was released in September 1996. The Company funded the development of the title and is funding its marketing and distribution. Morgan Creek will share in the profits of the venture after the Company recovers its costs. In addition, Morgan Creek was granted warrants to purchase 75,000 shares of Common Stock at $20 per share and warrants to purchase 100,000 shares of Common Stock at $24 per share. All warrants expire in 1998.

SALES AND MARKETING

     The Company's sales and marketing efforts are designed to broaden product distribution, to increase the number of purchasers, to promote brand name recognition, to assist retailers and to properly position, package and merchandise the Company's products. To achieve these goals the Company employs marketing techniques such as advertising, in-store promotions, direct funding to resellers for specific marketing plans, Internet product demonstrations and samples, direct mail campaigns and attendance at consumer trade shows. The Company also maintains an international sales and marketing presence. In 1996 the European operations were consolidated and the European headquarters was moved from the United Kingdom to Munich, Germany, where the Company also
maintains a small production and localization studio.   The Company is using the
knowledge gained from its consulting and localization business to help establish strategic partnerships in the Asia Pacific market.

     In addition, in 1996 the Company invested in a new marketing approach, which included hosting an interactive Internet Web site, PythOnline. PythOnline is an Internet-based entertainment site with several Studio 7 enabled games which the Company created as a marketing vehicle for its Monty Python Series. This site also provides catalog shopping for the Company's titles and for other Python licensed merchandise. To promote the Company's educational products, the Company also created a Kids' World interactive Web site featuring the Company's educational characters.

DISTRIBUTION

     The Company sells products primarily to distributors and to retailers. The Company maintains direct contacts with all major retailers and primarily relies on distributors to provide shipping and credit services. The Company's products are currently sold in computer superstores, consumer electronics stores and in mall-based stores, including Babbages, Best Buy, Computer City, CompUSA, Egghead Software, Electronics Boutique and Software Etc., and at certain mass merchandise stores such as Sam's Club. For the year ended December 31, 1996, sales to customers outside the United States comprised approximately 23% of net revenues.

     In a typical purchase agreement with the Company's distributors or retailers, the purchaser has no minimum purchase obligations but normally does have price protection rights in the event of a decrease in the suggested retail price by the Company. In addition, the Company accepts product returns for stock balancing and for defective products. The Company's stock balancing policy generally allows a purchaser to make returns up to a limit of 20% of product sold to the purchaser during the previous month or quarter. At the time of product shipment, the Company establishes an allowance for future returns of products based on its policies and its experience.

     The distribution channels through which the Company sells its software products have been characterized by rapid change, including consolidations, financial difficulties of certain distributors, and the emergence of new channels for distribution of consumer software products such as mass merchandisers. There are an increased number of companies competing for access to these channels and distributors and retailers are narrowing their focus on profitability and product turnover. The Company believes the market acceptance of any single product is difficult to predict and an increase in return rates for current or future products could materially and adversely affect the Company's operating results.

     The Company has also entered into agreements for the bundling of OEM (Original Equipment Manufacturer) versions of its products with multimedia PCs. The Company considers the OEM channel an important part of the distribution strategy which places 7/th/ Level titles in the homes of millions of consumers thereby demonstrating high quality production values, and seeding the market. This strategy also builds strong partnerships and positions the Company to be a leader of new technology as titles are bundled to highlight new hardware technologies being introduced to the market.

BACKLOG

     The Company generally ships product promptly upon receipt of orders and therefore, operates with little backlog.

MANUFACTURING

     The production of the Company's software includes CD-ROM pressing, the assembly of purchased product components, the printing of product packaging and user manuals and the shipping of finished goods, all of which are performed by third party vendors. While the Company generally uses only a few vendors for each of the services, the Company believes there are alternate sources available for each service. To date, the Company has not experienced any material difficulties or delays in the production of its products, nor any significant returns due to product defects, but there can be no assurance that an interruption in the manufacture of the Company's products could be remedied without undue delay.

EMPLOYEES

     7/th/ Level values its employees and uses a team approach to finding new and better ways to create products that have market demand. While any of the Company's employees, including key employees, may voluntarily terminate their employment at any time, the Company believes morale is good and the employees are focused on the goals that will make the Company successful.

     The Company's permanent work force is supplemented by freelance talent and temporary employees from time to time. None of the company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers relations with its employees to be good.

     At December 31, 1995 the Company had a total of 203 permanent employees and was experiencing rapid growth. The number of employees increased to approximately 350, including contract workers, in mid-1996, when the Company halted the growth due to changes in the Company's product and market expectations. In September and October, 1996, the Company took actions to
reduce the work force to approximately 250 by year-end.   The Company plans to
continue to shift and align staff resources to support its 1997 and 1998 priorities.

STOCK PRICE VOLATILITY

     The trading price of the common stock has been and may continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements concerning new products, strategic relationships or technological innovations by the Company or its competitors, general conditions in the software, computer and entertainment industries and other events or facts. In recent years the stock market in general, and the shares of multimedia technology companies in particular, have experienced extreme price fluctuations. These broad market fluctuations may adversely affect the market price of the common stock.

QUARTERLY FLUCTUATIONS; SEASONALITY

     The Company anticipates that its quarterly operating results will fluctuate as a result of the number and timing of new product introductions, product shipments, product returns, marketing expenditures, research and development expenditures and promotional programs. In addition, the Company expects its business to be seasonal in that net revenues and operating income in the consumer software industry are typically highest in the fourth quarter as a result of the increased demand for products during the year-end holiday selling season. If product introductions planned for the peak holiday season are delayed beyond such season, the Company's operating results could be materially adversely affected.

-----------------
(1) This statement is a forward looking statement that involves risks and uncertainties. Accordingly no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement. The introduction of new products is subject to the inherent risks of development delays. The Company has in the past and may in the future experience delays in introducing its products. Although such delays have not had a material adverse effect on the Company, any future delays could cause the Company to miss an important selling season or other opportunities with a corresponding negative impact on revenues and operations.

ITEM 2.  PROPERTIES

     The Company's headquarters are based in Richardson, Texas. It currently leases an approximately 23,500 square foot office facility pursuant to a lease expiring in July 31, 1997, with a Company option to renew for an additional seven month term. The Company also leases a 38,000 square foot production facility and studio in Glendale, California under a seven year lease, expiring in 2002. The Company also leases facilities for offices in San Francisco, Cincinnati, the United Kingdom and Germany.

     As a result of revised growth plans, a new office building in Richardson, under construction since early 1996, has been marketed for sale. The Company expects to complete the sale in the second quarter of 1997.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceedings.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     The Company's common stock is quoted on the NASDAQ National Market System under the symbol "SEVL". At March 20, 1997, the number of record holders of the Company's common stock exceeded 600. The following table sets forth the range of high and low bid quotations for the Company's common stock as reported by the NASDAQ National Market System during the periods as indicated.

                          QUARTER ENDED        HIGH      LOW
                          -------------      -------   ------
                        December 31, 1994     $11.00   $ 4.75
                        March 31, 1995          9.00     5.00
                        June 30, 1995          15.00     7.38
                        September 30, 1995     22.63    11.88
                        December 31, 1995      21.25    13.50
                        March 31, 1996         15.00     9.25
                        June 30, 1996          14.25     8.25
                        September 30, 1996     13.00     5.88
                        December 31, 1996       6.50     3.38

     The Company has not paid cash dividends on its common stock and presently intends to continue a policy of retaining any earnings for reinvestment in its business.

ITEM 6.     SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company as of the dates and for the periods indicated. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere in this Report.

                                        7TH LEVEL
                                          SOLE
                                     PROPRIETORSHIP                               7TH LEVEL, INC.
                                    ---------------   -------------------------------------------------------------------------
                                      PERIOD FROM      PERIOD FROM
                                      JAN. 1. 1993    APR. 28, 1993
                                      (INCEPTION)      (INCEPTION)
                                        THROUGH          THROUGH                                      YEAR ENDED    YEAR ENDED
                                        DEC. 31,         DEC. 31,             YEAR ENDED              DECEMBER 31,  DECEMBER 31,
                                          1993             1993            DECEMBER 31, 1994             1995          1996
                                     -------------    -------------  ------------------------------   ------------  ------------
                                         ACTUAL           ACTUAL        ACTUAL         COMBINED(1)       ACTUAL        ACTUAL
                                     -------------    -------------  ------------    --------------   ------------  ------------
STATEMENT OF OPERATIONS DATA:
  Net Revenues(2)                       $     -           $ -           $ 4,103          $ 4,708        $ 12,161      $ 20,549
  Cost of revenues                            -             -               911            1,019           2,251         8,299
                                        -------           ---           -------          -------        --------      --------
    Gross profit                              -             -             3,192            3,689           9,910        12,250
  Operating expenes:
    Research and product development        990             -             4,136            4,281          11,225        21,402
    Purchased in-process research
     and development(3)                       -             -                 -                -           2,282             -
    Sales and marketing                     337             -             1,708            1,782           6,698        11,409
    General and administrative              822             -             1,877            1,959           3,024         4,828
    Amortization of intangible
     assets(4)                                -             -             1,731            1,731           2,262           119
                                        -------           ---           -------          -------        --------      --------
      Total operating expenses            2,149             -             9,452            9,753          25,491        37,758
                                        -------           ---           -------          -------        --------      --------
  Operating loss                         (2,149)            -            (6,260)          (6,064)        (15,581)      (25,508)
    Interest and other income
     (expense), net                         (2)            20              (193)            (237)            978         1,256
                                        -------           ---           -------          -------        --------      --------
  Income (loss) before income taxes      (2,151)           20            (6,453)          (6,301)        (14,603)      (24,253)
  Income tax expense                          -             5                 -                -               -             -
                                        -------           ---           -------          -------        --------      --------
  Net Income (loss)                     $(2,151)          $15           $(6,453)         $(6,301)       $(14,603)     $(24,253)
                                        =======           ===           =======          =======        ========      ========
  Net loss per common share                                             $ (0.85)                        $  (1.33)     $  (1.80)
                                                                        =======                         ========      ========
  Weighted average common and common
   equivalent shares outstanding                                          7,888                           10,961        13,442
                                                                        =======                         ========      ========

                                           7TH LEVEL
                                             SOLE
                                        PROPRIETORSHIP                                 7TH LEVEL,INC.
                                        --------------     ---------------------------------------------------------------------
                                         DECEMBER 31,        DECEMBER 31,        DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                             1993                1993                1994              1995            1996
                                        --------------     ---------------      --------------    -------------    -------------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital (deficit)               $(1,537)             $  25               $19,269             $42,821        $15,751
  Total assets                              2,374                 30                26,403              54,562         38,933
  Long-term debt                                                   -
  (including current portion)                  60                                    5,695                 700          6,309
  Capital/Stockholders' equity                660                 25                19,184              48,265         24,652

___________________________
(1) Gives effect to the results from 7/th/ Level, Inc. and the 7/th/ Level Sole Proprietorship on a combined basis.

(2) Net of allowance for product returns.

(3) In February 1995, the Company acquired all of the outstanding stock of Distant Thunder and in December 1995 the Company acquired all of the outstanding stock of Lanpro Corporation and Lanpro Localization Center, Inc. Both acquisitions resulted in one time charges to the Company's results of operations totaling $2,282,497. See note 3 of notes to consolidated financial statements.

(4) In March 1994, the Company acquired certain intangible assets in connection with the acquisition of certain assets of MetroCel. Amortization associated with these intangible assets was $1,729,607 during 1994, and $2,255,197 during 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the financial statements and the notes thereto. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

OVERVIEW

     The Company's business activities include the development and acquisition of technological and production processes to create interactive software titles for use on Multimedia PCs. The Company's efforts to date have resulted in the development and production of fourteen titles which include both educational and entertainment content. The Company's 1996 product releases include Monty Python and the Quest for the Holy Grail, ACE VENTURA, Gamebreak! Topsy Turvey Games, developed with Disney, as well as three educational titles, The Universe According to Virgil Reality, and The Great Math Adventure and The Great Reading Adventure, two titles in the Great Adventure series starring Howie Mandel.

     While the Company has made substantial expenditures to develop its business in 1996, it also enacted a number of cost saving measures in the second half of
the year.   The Company reduced production staffing but has maintained capacity through the implementation of optimized production processes and technologies. The Company expects that its operating results will fluctuate as a result of a variety of factors, including changes in the composition of the Company's revenues, the timing and categories of new titles released by the Company and its competitors, and the seasonal nature of the market for consumer software with the peak demand in the fourth calendar quarter or holiday selling season.

     On March 10, 1997, Donald Schupak was named the Chairman of 7/th/ Level Board of Directors and Robert A. Ezrin, the Company's cofounder and president, assumed the duties of Chief Executive Officer. These management changes follow the resignations from the Board and all officer positions of George D. Grayson, formerly Chairman and Chief Executive Officer, and David R. Henkel, formerly a Director and Chief Operating Officer.

     The new management's intention is to focus on the marketing and development of games and to craft and market products from the Company's core technology and consummate relationships with other companies i) to enable the Company to benefit from the educational and entertainment assets it has developed, and ii) to benefit from the utilization of its technology and integrated studio capacity in conjunction with other content owners, developers and marketers.(2)

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 1996 and December 31, 1995

     In 1996, 7/th/ Level continued its growth in revenues with the introduction of new titles combined with development and licensing projects with third parties and sales of existing titles. Net revenues increased 69% to $20,548,725 for the year ended December 31, 1996 compared to $12,161,205 for the year ended
December 31, 1995.   In 1996, approximately 50% of revenues came from product
sales and the remaining 50% was from licensing, OEM and development contracts. In contrast, product sales in 1995 constituted 74% of revenues and the remaining 26% was from licensing and OEM agreements. The Company's most popular products include the two Monty Python titles and the Disney GameBreak! titles. During 1995, the Company had only one educational title. The various educational titles did not contribute significantly to revenue in 1996 as the new titles rounding out the series were introduced late in the year and competing products were well established in the market. Sales to customers outside of the United States in 1996 increased from 18% to approximately 23% of net revenue.

     Cost of revenues for the year ended December 31, 1996 was $8,298,647 or 40% of net revenue, including product development, manufacturing, and royalty and licensing costs of $2,672,528, $2,503,460 and $3,122,659, respectively. For the year ended December 31, 1995, cost of revenues was $2,250,673 or 19% of net revenues. The significant increase in cost of revenues in 1996 as a percentage of net revenues is due to several factors, including the lower margins
associated with development revenue and higher royalty rates.   The Company's
royalty agreements generally provide for stepped increases in royalty rates based on quantities sold and, accordingly, such rates have reached higher royalty tiers on certain of the more popular releases such as the Python titles. Additionally, ACE VENTURA, which is a product of a joint venture between the Company and Morgan Creek has a low gross margin as the Company pays a high effective royalty rate to Morgan Creek. During 1995 cost of revenues was lower because relatively more revenues were generated from non-royalty bearing titles featuring internally-created characters. The Company expects fluctuations in gross margin in the future as changes occur in the composition of the revenues and the associated cost of revenues.(2)

     Research and product development expenses were $21,402,287 and $13,507,478 for the years ended December 31, 1996 and 1995, respectively. Research and product development costs increased significantly during 1996 as the Company more than doubled its capacity from 1995, which involved internal expansion as
well as growth from acquisitions.   Results from 1995 included a $2,282,497
write off of in-process research and development expenses from the acquisitions of Distant Thunder and the Lanpro entities. Research and product development expenses for 1996 included $11,049,053 of production expenses, $6,118,089 for software research and development and $4,235,145 for expenses of the companies acquired in 1995 and 1996 (as described in Note 3) to provide expertise in the development of 3D technology and graphics design and to provide the capabilities
needed to expand into the Asia Pacific market.   Although the Company
significantly reduced head count in production during the second half of 1996, such staff reductions followed a heavy production mode in various studio departments such as animation. The staffing cuts were effected in the latter months of the year and severance related amounts were included as expenses; therefore, the impact of these changes is expected to benefit future periods. The Company is focused on optimization of its production processes and technology and anticipates these measures will allow more efficient title development even with reduced staff resources.(2)

     Sales and marketing expenses were $11,409,102 and $6,697,846 for the years ended December 31, 1996 and 1995, respectively. Sales and marketing expenses for 1996 included $6,327,266 of expenses for advertising, marketing and public relations and $5,081,836 of expenses related to internal staffing. For 1995, expenses of $3,961,969 for advertising, marketing and public relations and $2,735,877 related to internal staffing were incurred. As a percentage of net revenues, sales and marketing expenses related to internal staffing increased to 25% in 1996 from 22% in 1995. However, the advertising, marketing and public relations expenses decreased slightly to 31% from 33% as a percentage of net revenues in 1996 compared to 1995. The Company has focused its efforts to review and implement only marketing activities with the highest returns.

     General and administrative expenses for the year ended December 31, 1996 were $4,827,618 compared with $3,024,232 for the year ended December 31, 1995. The increase of $1,803,386 is associated with the expansion of the Company's operational and administrative support infrastructure. As a percentage of net revenues, general and administrative expenses have decreased slightly in 1996 to 23% from 25% in 1995.

     Amortization of intangible assets was $119,428 for the year ended December 31, 1996, and primarily represents amortization of intangible assets acquired in the Lanpro Acquisition. These assets were acquired on December 29, 1995 and are
being amortized over periods up to seven years.    Amortization of  intangible
assets for the year ended December 31, 1995 was $2,261,507 and primarily related to intangible assets acquired in the MetroCel asset acquisition in March of 1994 which were fully amortized by December 31, 1995.

     Net interest income was $1,255,622 for the year ended December 31, 1996 compared with $977,891 in the year ended December 31, 1995. This change was due to higher average cash balances which were generated by a public stock offering in late 1995. Also, approximately $188,000 of interest expense was capitalized as a cost of financing the acquisition of a tract of land and office building construction during 1996.

Comparison of Years Ended December 31, 1995 and December 31, 1994

     During 1995 the Company grew by expanding its product base from two to six internally published titles, releasing titles for the Macintosh operating environment and completing two titles with strategic partners which began generating revenues in 1995. Net revenues for 1995 were $12,161,205 and were primarily from sales of Monty Python's Complete Waste of Time, Battle Beast and Gamebreak! Timon & Pumbaa's Jungle Games, a title produced in conjunction with Disney, compared to 1994 combined revenues of $4,708,070 primarily from sales of two titles, TuneLand and Monty Python's Complete Waste of Time. During 1995, approximately $3 million of licensing revenues were recognized, which primarily includes revenues generated from original equipment manufacturers ("OEM's"), in connection with titles developed by the Company during 1995 and 1994. There were no material OEM revenues during 1994. During 1994, $325,000 of revenues were recognized in connection with a development contract for a title owned by IBM. Sales to customers outside of the United States accounted for 18% of net revenues in 1995 and 8% of combined net revenues in 1994.

     Cost of revenues was $2,250,673 and included manufacturing costs, and royalty and licensing costs of $1,268,250 and $982,423, respectively, in 1995. In 1994, manufacturing costs were $537,230 and royalty and licensing costs were $481,661 with a total cost of revenue for the year of $1,018,891. As a percentage of net sales, cost of revenues decreased 4% in 1995 as compared to the same period in 1994. This is primarily due to non-royalty bearing titles such as Battle Beast, Timon & Pumbaa's Jungle Games, and Arcade America.

     Research and product development expenses were $13,507,478 in 1995 compared to $4,281,189 in 1994 as combined. Research and product development expenses for 1995 included $3,402,326 of software research and development expenses, $6,321,807 of internal production expenses, and $1,500,848 of outside production expenses, some of which relates to the development of future titles. In comparison, 1994 had software research and development expenses of $848,167, internal production expenses of $2,447,042 and outside production expenses of $985,980. These increases are due to the increase in the number of titles under production in 1995 as compared to 1994. Excluding the $2,282,497 write off of in-process research and development expenses from the acquisitions of Distant Thunder and the Lanpro entities in 1995, research and production development expenses as a percentage of net sales were comparable in 1995 and 1994. During the year ended December 31, 1995 the Company incurred approximately $750,000 of expenses related to development of 3D technology and graphics design for future 3D strategy and role-playing games.

     Sales and marketing expenses were $6,697,846 in 1995, and included $3,961,969 of expenses for advertising, marketing and public relations and $2,735,877 of expenses related to internal staffing of the Company's sales and marketing organization. In 1994, sales and marketing expenses were $1,781,611 and were made up of $1,052,143 related to advertising, marketing and public relations and $729,468 related to internal staff of the sales and marketing departments. Sales and marketing increased as a percentage of net sales from 38% in 1994 to 55% in 1995. This increase is primarily due to spending associated with more comprehensive marketing campaigns and an expanded product offering in 1995, and increases in staffing in the US, Germany and the United Kingdom.

     General and administrative expenses were $3,024,232 in 1995 and $1,958,953 in 1994 as combined. The increase of 55% is attributable to the expansion of the Company's operational and administrative support infrastructure, including the costs associated with being a public company. The Company's general and administrative expenses as a percentage of net sales decreased from 42% in 1994 to 25% in 1995 which is due to the increase in net sales. Amortization of intangibles was $2,261,507 and $1,731,001 in 1995 and 1994, respectively, and primarily represents the amortization of intangible assets acquired in the MetroCel Asset Acquisition. The increase of amortization is because the MetroCel assets were acquired during 1994 and a full year of amortization was not recognized during 1994, as was the case in 1995. As of December 31, 1995 these intangible assets have been fully amortized. Net interest income during 1995 was $977,891 compared to a net interest expense of $237,427 in 1994. The Company's proceeds from both the initial public offering in October 1994 and the secondary offering in October 1995 allowed it to repay certain outstanding debt resulting in lower interest expense and an increase in interest income during 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and short term investments decreased $24,362,6445 to $15,283,842 at December 31, 1996. The decrease is primarily the result of the net loss of $24,252,735 sustained during 1996. The Company's cash position was also reduced by $5,117,222 expended for land and construction-in-progress of an office building and $4,525,833 to cover asset additions for expanded computer and network capacity. This decrease in cash was offset in part by $5,625,000 in net proceeds generated from borrowings under a bank line of credit for equipment-based financing. Monthly interest payments under the $6 million term loan are tied to the bank's prime rate and quarterly repayments of principal of $375,000 commenced December 6, 1996. Essentially all of the Company's assets except for the land and building under construction are pledged in conjunction with this debt. At December 31, 1996, the Company was not in compliance with financial covenants arising under the credit agreement and has entered into negotiations with the bank to restructure the Company's borrowing arrangement and therefore, the total outstanding balance of $5,625,000 was classified as a current liability at year end. The bank granted a waiver until April 21, 1997 predicated upon the Company's pledge of $4,000,000 cash at the bank to collateralize the credit facility. Additionally, upon the sale of 7/th/ Level's office building, but no later than April 21, 1997, the Company shall either payoff the loan or provide for cash collateral of the entire balance outstanding. Pending an agreement for restructuring this debt, the Company is also in negotiations with asset based lenders to replace the equipment-based financing. A new headquarters office building in Richardson, Texas, under construction since 1996, has been marketed for sale. The Company completed a sales contract in early 1997 and expects to finalize the sale in the second quarter of 1997/2/. Accordingly, the office building was classified as a current asset at year end. The Company expects to continue to fund the development of new titles and technologies and sales and marketing activities to launch new products/2/. The Company also anticipates making additional capital expenditures for expansion of its computer network to include connectivity between all offices, however 1997 requirements are expected to be significantly below the $4.5 million spent in 1996/2/.

     The Company anticipates that its capital resources, including the anticipated borrowings and cash from the sale of the Dallas building will be sufficient to satisfy its capital requirements for the foreseeable future/2/. However, there can be no assurance that negotiations with asset based lenders will be successful. To date, however, the Company continues to use cash and operate at a loss. The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timely introduction and market success of its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. If the Company requires additional capital, it would seek such funding through additional public or private financing, although there can be no assurance that the Company will be able to obtain such financing/2/.

STRATEGIC RELATIONSHIP STATUS

     In September 1996, the Company was selected by Microsoft to develop and produce four interactive titles featuring Barney, a property licensed from the Lyons Group combining Microsoft's Realmation technology. Under the agreement, Microsoft provides funding for the development expenses for the four titles. The games are scheduled for completion in mid-1997 and will be marketed by Microsoft. The Company will receive a royalty on three of the titles based on sales.

     In June 1996, the Company signed an agreement with Future Endeavors Incorporated ("Future Endeavors") to publish on a worldwide basis all entertainment products that are developed by the Canadian company for an initial three-year period. The Company made a $400,000 investment in Future Endeavors and intends to make an additional equity investment of approximately $250,000 in 1997. The Company has made and expects to continue making royalty advances from time to time to fund title development/1/. At December 31, 1996, approximately $340,000 of advance royalty payments had been funded for a 3D game which is
scheduled for release in late 1997 or early 1998.   Additionally, the Company
has provided its development tools to Future Endeavors for use in producing titles. Future Endeavors will receive royalty payments on revenues of each title published by 7/th/ Level.

     In April 1996, the Company entered into an agreement with Disney to co-develop a PC game featuring the characters from Disney's animated film The Hunchback of Notre Dame. Disney funded the development expenses for the Hunchback title and the Company will receive royalties based on revenues generated by the game. The Hunchback title includes five single and multiplayer games. In July 1996, the Company's development work was completed as scheduled and the title was released to Disney for publishing. Disney began shipping this title in August 1996. This is the second in Disney's GameBreak! series and the second collaboration between Disney and the Company.

     In August 1995, the Company entered into an agreement with Morgan Creek for formation of a joint venture to develop at least two computer software titles based on Morgan Creek's character, "Ace Ventura." The first title, a graphic adventure game was competed and released in September 1996. The Company made capital contributions to the venture to fund the costs of development and is funding all marketing expenses and duplication costs for the titles. All revenues of the venture are to be shared equally by the parties after repayment of the Company's capital contributions to fund development expenses, reimbursement of all amounts advanced by the Company to fund marketing expenses and duplication costs and payment to the Company of a distribution fee. Morgan Creek has been granted warrants to purchase 75,000 shares of the Company's common stock at $20 per share and 100,000 shares of the Company's common stock at $24 per share, which warrants expire in 1998.

     The Company had been in discussions to form a joint venture (the "QD7 Joint Venture") for the development, production and distribution of multimedia products with Quincy Jones--David Salzman Entertainment ("QDE") pursuant to the terms of a letter agreement/2/. The Company invested in planning activities for the initial product but has subsequently stopped production on the title and is currently seeking a purchaser for the rights to produce this title. No asset values have been created on the Company's balance sheet.

     In the normal course of business, the Company evaluates potential acquisitions and joint ventures that may complement the Company's business.
The Company may in the future consummate acquisitions or enter into joint ventures which may require the Company to make additional capital expenditures, and such expenditures may be significant/2/.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Transfers of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The provisions of SFAS No. 125 are generally effective for transactions occurring after December 31, 1996, however, the adoption of SFAS No. 125 is not expected to have a material impact on the Company's financial statements.

-------------------
/(2)/ This statement is a forward looking statement that involves risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement. See the discussion of the Company's business and a description of the various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statement which is included in Item 1, of this report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedule

     Financial Statements:

               20  Independent Auditors' Report
               21 Consolidated Balance Sheets as of December 31, 1996 and 1995 22 Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994
               23  Consolidated Statements of Stockholders' Equity for
                    the years ended December 31, 1996, 1995 and 1994
               24  Consolidated Statements of Cash Flows for the years ended
                    December 31, 1996, 1995 and 1994
               25  Notes to Consolidated Financial Statements

     Financial Statement Schedule:


             S-1   Schedule II - Valuation and Qualifying Accounts
                    for the years ended December 31, 1996 and 1995

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
7/th/ Level, Inc.:

We have audited the accompanying consolidated balance sheets of 7/th/ Level, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 7/th/ Level, Inc. as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.



                                    KPMG Peat Marwick LLP


Dallas, Texas
February 7, 1997, except
    for the second paragraph
    of note 5 which is as of
    March 14, 1997

                                7TH LEVEL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                            December 31, 1996      December 31, 1995
                                                            -----------------      -----------------
                              ASSETS
Cash and cash equivalents                                       $10,798,372            $29,940,217
Short-term investments                                            4,485,470              9,706,270
Accounts receivable, net of allowances of $1,565,291
      and $1,209,886                                              6,130,903              6,917,280
Inventories                                                         571,545                385,470
Building for sale                                                 5,117,222                      -
Other current assets                                              1,776,446              1,210,085
                                                                -----------            -----------
            Total current assets                                 28,879,958             48,159,322
Fixed assets, net                                                 7,839,278              5,156,058
Intangible assets, net                                            1,130,095              1,100,492
Other assets                                                      1,083,603                145,808
                                                                -----------            -----------
            Total assets                                        $38,932,934            $54,561,680
                                                                ===========            ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                $ 2,190,290            $ 1,263,392
Accrued expenses                                                  4,594,153              2,414,809
Current portion of notes payable                                  5,633,675                      -
Other current liabilities                                           710,442              1,660,125
                                                                -----------            -----------
            Total current liabilities                            13,128,560              5,338,326
Notes payable                                                        94,626                118,902
Notes payable to related parties                                    581,098                581,098
Other                                                               476,263                257,883
                                                                -----------            -----------
            Total liabilities                                    14,280,547              6,296,209
Commitments and contingencies
Stockholders' equity:
      Preferred Stock, par value $0.01 per share, 100,000
            shares authorized; none issued or outstanding                 -                      -
      Common Stock, par value $0.01 per share,
            20,000,000 shares authorized; 13,579,522 and
            13,078,464 shares issued and outstanding                135,795                130,785
      Additional capital                                         70,347,110             69,168,061
      Accumulated deficit                                       (45,875,900)           (21,040,243)
      Cumulative translation adjustment                              51,193                (14,923)
      Unrealized gain (loss) on investments                          (5,811)                21,791
                                                                -----------            -----------
            Total stockholders' equity                           24,652,387             48,265,471
                                                                -----------            -----------
            Total liabilities and stockholders' equity          $38,932,934            $54,561,680
                                                                ===========            ===========


                            See accompanying notes.

                                7TH LEVEL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended         Year Ended         Year Ended
                                              December 31, 1996   December 31, 1995   December 31, 1994
                                              -----------------   -----------------   -----------------
Net revenues                                   $  20,548,725        $  12,161,205        $  4,103,046
Cost of revenues                                   8,298,647            2,250,673             910,642
                                               -------------        -------------        ------------
    Gross profit                                  12,250,078            9,910,532           3,192,404
                                               -------------        -------------        ------------
Operating expenses:
    Research and product development              21,402,287           11,224,981           4,135,975
    Purchased in-process research and
         development                                       -            2,282,497                   -
    Sales and marketing                           11,409,102            6,697,846           1,707,821
    General and administrative                     4,827,618            3,024,232           1,877,685
    Amortization of intangible assets                119,428            2,261,507           1,731,001
                                               -------------        -------------        ------------
         Total operating expenses                 37,758,435           25,491,063           9,452,482
                                               -------------        -------------        ------------
         Operating loss                          (25,508,357)         (15,580,531)         (6,260,078)
Interest expense and other                           (76,956)            (300,084)           (434,198)
Interest income                                    1,332,578            1,277,975             241,273
                                               -------------        -------------        ------------
         Net loss                              $ (24,252,735)       $ (14,602,640)       $ (6,453,003)
                                               =============        =============        ============
Loss per common share                          $       (1.80)       $       (1.33)       $      (0.85)
                                               =============        =============        ============
Weighted average common and
    common equivalent shares                      13,442,101           10,961,306           7,887,797
                                               =============        =============        ============

                            See accompanying notes.

                                7TH LEVEL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Consideration
                                                                   Retained                               to Initial
                                   Common Stock                    Earnings   Cumulative     Unrealized   Investor in     Total
                                ----------------    Additional  (Accumulated  Translation  Gain (loss) on  Excess of   Stockholders'
                                Shares    Amount     Capital       Deficit)   Adjustment     Investments    Basis        Equity
                                ------    ------    ----------  ------------  -----------  -------------- ----------- -------------
Balance at December 31, 1993   3,000,000  $ 10,000 $         -   $    15,400    $      -     $      -     $         -  $    25,400
 Private placement and
  acquisition                  3,767,511    57,675     288,392             -           -            -      (1,979,345)  (1,633,278)
 Common stock issued for
  acquisition                    354,312     3,543     496,457             -           -            -               -      500,000
 Issuance of common stock         17,856       179     249,821             -           -            -               -      250,000
 Redeemable preferred stock
  dividends                            -         -    (247,670)            -           -            -               -     (247,670)
 Initial public offering       3,000,000    30,000  26,664,766             -           -            -               -   26,694,766
 Reclassification of
  consideration to initial
  investor in excess of basis          -         -  (1,979,345)            -           -            -       1,979,345            -
 Common stock issued under
  stock option plan and stock
  purchase plan                   12,576       126      47,165             -           -            -               -       47,291
 Net loss                              -         -           -    (6,453,003)          -            -               -   (6,453,003)
                              ----------  -------- -----------   -----------    --------     --------     -----------  -----------
Balance at December 31, 1994  10,152,255   101,523  25,519,586    (6,437,603)          -            -               -   19,183,506
 Proceeds from secondary
  offering                     2,500,000    25,000  40,714,639             -           -            -               -   40,739,639
 Common stock issued under
  stock option plan and stock
  purchase plan                  149,542     1,495     397,649             -           -            -               -     399,144
 Common stock issued for
  acquisitions                   276,667     2,767   2,536,188             -           -            -               -   2,538,955
 Foreign currency translation
  adjustment                           -         -           -             -     (14,923)           -               -     (14,923)
 Unrealized gain on investments        -         -           -             -           -       21,791               -      21,791
 Net loss                              -         -           -   (14,602,640)          -            -               -  (14,602,640)
                              ----------  -------- -----------   -----------    --------     --------     -----------  -----------
Balance at December 31, 1995  13,078,464   130,785  69,168,061   (21,040,243)    (14,923)      21,791               -   48,265,471
 Common stock issued under
  stock option plan and
  stock purchase plan            184,719     1,847     764,989                                                             766,836
 Common stock issued for
  acquisitions                   280,732     2,807     331,318      (582,922)                                             (248,797)
 Common stock issued for
  conversion of debt              22,607       226      79,497                                                              79,723
 Common stock issued on
  exercise of warrants            13,000       130       3,245                                                               3,375
 Foreign currency translation
  adjustment                                                                      66,116                                    66,116
 Unrealized loss on investments                                                               (27,602)                     (27,602)
 Net loss                                                        (24,252,735)                                          (24,252,735)
                              ----------  -------- -----------  ------------    --------     --------     -----------  -----------
Balance at December 31, 1996  13,579,522  $135,795 $70,347,110  $(45,875,900)   $ 51,193     $ (5,811)    $         -  $24,652,387
                              ==========  ======== ===========  ============    ========     ========     ===========  ===========

                            See accompanying notes.

                                7TH LEVEL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Year Ended         Year Ended          Year Ended
                                                                   December 31, 1996  December 31, 1995  December 31, 1994
                                                                   -----------------  -----------------  -----------------
Cash flows from operating activities:
    Net loss                                                            $(24,252,735)      $(14,602,641)     $(6,453,003)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                                      2,564,609          2,982,360        1,921,492
        Purchased in-process research and development                              -          2,282,497                -
        Changes in assets and liabilities, net of acquisitions:
            Accounts receivable                                              650,585         (4,709,370)      (1,244,397)
            Inventories                                                     (181,297)          (317,808)         (28,535)
            Other current assets                                            (592,837)          (903,213)        (195,263)
            Other assets                                                    (366,529)          (130,012)          11,233
            Receivable from affiliate                                              -                  -           20,000
            Accounts payable                                                 883,866            885,240           77,028
            Other current liabilities                                      1,554,554          1,790,124        1,037,526
                                                                        ------------       ------------      -----------
                Net cash used in operating activities                    (19,739,784)       (12,722,823)      (4,853,919)
                                                                        ------------       ------------      -----------
Cash flows from investing activities:
    Purchase of short-term investments                                    (7,965,007)        (9,657,445)      (1,062,276)
    Proceeds from sales of short-term investments                         13,158,205          1,057,155                -
    Equity investment                                                       (400,000)                 -                -
    Acquisitions, net of cash aquired (paid)                                (771,966)           248,856          (65,098)
    Capital expenditures                                                  (9,643,055)        (4,722,581)        (365,546)
    Purchase of intangible assets                                                  -           (531,965)               -
                                                                        ------------       ------------      -----------
                Net cash used in investing activities                     (5,621,823)       (13,605,980)      (1,492,920)
                                                                        ------------       ------------      -----------
Cash flows from financing activities:
    Net proceeds from public offerings                                             -         40,739,639       26,694,766
    Net proceeds from issuances of common stock                                    -                  -          644,289
    Proceeds from issuances of notes payable and
        redeemable preferred stock                                                 -                  -        6,556,020
    Proceeds from line of credit at bank                                   6,000,000                  -          500,000
    Repayment of line of credit at bank                                     (375,000)                 -         (500,000)
    Payment of preferred dividends                                                 -                  -         (247,670)
    Repayment of notes payable to related parties                                  -         (4,146,500)      (6,528,918)
    Repayment of notes payable to third parties                                    -           (848,500)        (453,546)
    Principal payments under capital lease obligations                      (163,365)           (71,311)        (373,781)
    Issuance of common stock under stock option and
        stock purchase plan                                                  766,836            399,144           47,291
    Other                                                                      3,375            198,000                -
                                                                        ------------       ------------      -----------
                Net cash provided by financing activities                  6,231,846         36,270,472       26,338,451
                                                                        ------------       ------------      -----------
                Effect of exchange rate changes on cash                      (12,084)            (3,064)               -
                                                                        ------------       ------------      -----------
                Net increase (decrease) in cash                          (19,141,845)         9,938,605       19,991,612
Cash and cash equivalents, beginning of period                            29,940,217         20,001,612           10,000
                                                                        ------------       ------------      -----------
Cash and cash equivalents, end of period                                $ 10,798,372       $ 29,940,217      $20,001,612
                                                                        ============       ============      ===========
Supplemental disclosure of cash flow information--cash
    paid for interest                                                   $    225,002       $    352,562      $   248,700
                                                                        ============       ============      ===========

                            See accompanying notes.

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Incorporation and Nature of Business

     7/th/ Level, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 28, 1993. In 1993, the Company acted as a paying agent for a sole proprietorship (the "Proprietorship"), an entity owned by George D. Grayson, an affiliate. The Company emerged from the development stage during the year ended December 31, 1994, and began planned principal operations of developing entertainment and educational software.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. At December 31, 1996, the Company's wholly owned subsidiaries included Distant Thunder Entertainment, Inc. ("Distant Thunder"), 7/th/ Level Ltd., 7/th/ Level Deutschland GmbH, 7/th/ Level Asia Pacific, Inc., PyroTechnix, Inc. and Kids' World, Inc.

Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     The Company generates revenue primarily from interactive software product sales, licensing agreements and product development agreements. Software product sales are recognized as revenue upon shipment of the products to customers, provided that there are no significant vendor obligations and collection of the related receivable is probable. The Company accounts for insignificant vendor obligations and post-contract support at the time of product delivery by accruing such estimated costs or recognizing them ratably as the obligations are fulfilled. Provision for estimated returns including distributors' stock balancing rights and allowances is recorded at the time of sale.

     Revenues from development contracts are recognized as the services are performed and are invoiced under the terms of the respective contracts. The Company had deferred revenues of approximately $200,000 and $675,000 included in other current liabilities associated with development contracts at December 31, 1996 and 1995, respectively.

     Revenues from products licensed to original equipment manufacturers ("OEMs") consisting of one-time license fees and contracts for minimum advances against future unit licenses are recognized when the criteria for revenue recognition under Statement of Position 91-1 "Software Revenue Recognition" are satisfied. These criteria include, but are not limited to, delivery of the software master, the Company's lack of other significant obligations to the customer and a determination that collectibility of the amount due is probable. Additional royalty use or unit copy royalty fees are recognized when they are earned pursuant to the license agreements and upon notification of shipment from the OEMs.

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Product Development Expenditures

     Financial accounting standards provide for the capitalization of certain software development costs once technological feasibility has been established. In addition, the Company evaluates the recoverability of any capitalized costs as provided by generally accepted accounting principles. No such costs have been capitalized to date as the impact on the consolidated financial statements for all periods presented would be immaterial.

Fair Value of Financial Instruments

     The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. See note 5 for fair value of 7% Convertible Note Payable.

Advertising Costs

     Advertising costs, included in sales and marketing expenses are expensed the first time the advertising takes place. Advertising costs were $4,816,231, $2,745,349 and $693,261 for the years ended December 31, 1996, 1995 and 1994, respectively.

Cash and Cash Equivalents

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of money market funds, commercial paper, US Treasury securities and other debt securities.

Short-term Investments

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the appropriate classification of securities is determined at the time of purchase and reevaluated as of each balance sheet date. The Company has classified certain debt securities as available-for-sale and such balances are reported at fair market value of $4,485,470 at December 31, 1996, with unrealized gains reported as a net amount in a separate component of shareholders' equity until realized.

Other Current Assets

     Other current assets includes prepaid royalties related to products under development, interest receivable, prepaid insurance, advances to employees, and other miscellaneous prepaid expenses.

Building for Sale

     A new headquarters office building in Richardson, Texas, under construction since 1996, has been marketed for sale. Accordingly, the office building has been classified as a current asset in the accompanying consolidated balance sheet as of December 31, 1996. The Company executed a sales contract in early 1997 and expects to complete the sale in the second quarter of 1997.

Inventories

     Inventories, which are comprised of software product components and finished goods, are carried at the lower of cost, determined on a FIFO basis, or market.

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fixed Assets

     Fixed assets are recorded at cost and are depreciated over three to five years depending upon the estimated useful life of the asset. Leasehold improvements and assets under capital leases are amortized over the shorter of the estimated useful life or the term of the lease.

Intangible Assets

     At December 31, 1996 intangible assets consisted of technological know-how, assembled workforce and goodwill associated with the Lanpro acquisition, acquired product rights associated with titles under development by Distant Thunder and technology related to a personal computer-based digital inking and painting system, which is fully amortized as of December 31, 1995. Accumulated amortization of intangible assets was $4,101,147 and $3,992,510 at December 31, 1996 and 1995, respectively. The goodwill is being amortized over seven years and the acquired product rights will be amortized over the estimated useful life of the titles. The Company assesses the recoverability of intangible assets and goodwill by determining whether the amortization of the intangible assets and goodwill balances over their remaining lives can be recovered through projected undiscounted future results.

Other Assets

     At December 31, 1996 other assets consisted of an investment in a joint venture with Morgan Creek (see note 9 for details), an equity investment in Future Endeavors and other miscellaneous balances.

Foreign Currency Translation

     For the Company's subsidiaries outside of the United States, the functional currency is the local currency of the country in which the subsidiary is domiciled. Accordingly, assets and liabilities of the subsidiaries outside of the United States are translated into US dollars at year end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. The adjustments resulting from translating the financial statements of these subsidiaries are reflected as cumulative translation adjustments and included in stockholders' equity. Foreign currency transaction gains and losses are recognized when they occur and result from the effects of exchange rate changes on transactions denominated in currencies other than the functional currency. Such amounts are not material in any of the periods presented.

Royalties

     Royalties are accrued based on net revenues, pursuant to contractual agreements with talent for various products published by the Company. Royalty expense is included in the cost of revenues.

Loss per Share

     Primary loss per common share is computed by dividing the net loss, adjusted for dividends on preferred stock, by the weighted average common stock and common stock equivalents outstanding. Warrants and options to purchase common stock for periods subsequent to the initial public offering have been excluded from the loss per share computation because the effect would be anti-dilutive. Fully diluted loss per share has not been presented because the result of the computation would be anti-dilutive. For 1994, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares of common stock and options to purchase common stock (excluding options covered under an option share repurchase agreement among the Company and certain of its existing stockholders (the "Option Share Repurchase Agreement"--note 6)) issued within one year of the initial public offering's effective date have been treated as outstanding for the periods prior to the initial public offering with the weighted average of

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

such securities computed using the treasury stock method assuming market price is equal to the initial public offering price of $10 per share. The number of shares of common stock and equivalents outstanding in the remainder of the periods presented was computed on a basis consistent with APB Opinion No. 15.

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

     The Company had operating losses for financial statement and income tax purposes in 1996, 1995 and 1994. Deferred tax assets relating to the operating loss have been fully offset by a valuation allowance. Accordingly, no income tax benefit has been recorded. As of December 31, 1996, the Company has net operating loss carryforwards of approximately $39,400,000 which expire in 2009, 2010 and 2011.

Reclassifications

     Certain prior year balances have been reclassified to conform to the current year presentation.

3. Business Combinations and Private Placement

PyroTechnix Acquisition

     On March 1, 1996, the Company acquired all of the outstanding capital stock of PyroTechnix, Inc. ("PyroTechnix") for 300,000 shares of the Company's common stock including 280,732 shares exchanged at the time of the acquisition and 19,268 shares issuable upon exercise of outstanding warrants. The acquisition was accounted for as a pooling of interests. The related acquisition costs were charged to expense during the quarter ended March 31, 1996. PyroTechnix is a software development company which specializes in realtime 3D rendering technology. The operating results for PyroTechnix were not material to the combined results of the two companies for all periods prior to the acquisition and therefore results for those periods have not been restated. The operating results of PyroTechnix have been included in the consolidated financial statements from the date of the acquisition.

Lanpro Acquisition

     On December 29, 1995, the Company acquired all of the outstanding capital stock of two affiliated companies, Lanpro Corporation and Lanpro Localization Center, Inc. (collectively, the "Lanpro entities") in exchange for short-term payables and 90,000 shares of common stock valued at $15 per share. The short-term payables amounted to $778,289 and are included in other current liabilities at December 31, 1995. The Lanpro entities are in the business of software localization and technology transfers focusing on the Asia Pacific market. The acquisition was accounted for as a purchase. The purchase price was allocated based on estimated fair values at the date of the acquisition and included intangible assets of approximately $450,000. The intangible assets relate to technological know-how, assembled work force and goodwill. A portion of the purchase price was allocated to in-process research and development, the technological feasibility of which had not yet been established at the time of the acquisition and such costs had no separate future economic value; therefore, this amount was written off at the date of the acquisition and is included as a one-time charge in the Company's 1995 results of operations. In connection with the

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquisition, assets were acquired and liabilities were assumed as follows:

          Fair value of assets acquired     $ 1,377,414
          Purchased in-process research
            and development                     782,497
          Issuance of common stock           (1,260,000)
          Issuance of short term payable       (778,289)
                                            -----------
            Liabilities assumed             $   121,622
                                            ===========

Distant Thunder Acquisition

          On February 23, 1995, the Company acquired all of the outstanding stock of Distant Thunder in exchange for $100,000 in cash and 186,667 shares of the Company's common stock, valued at the closing price on the date of the acquisition of $7 per share. Distant Thunder is a game developer specializing in 3D games. The acquisition was accounted for as a purchase and resulted in a one-time charge to the Company's operations of $1,500,000, as the purchase price associated with in-process research and development of Distant Thunder was written off at the date of the acquisition. The results of operations of Distant Thunder have been included in the consolidated financial statements from the date of acquisition. In connection with the acquisition, assets were acquired and liabilities were assumed as follows:

            Purchased in-process research and
                  development                    $ 1,500,000
            Fair value of assets acquired            108,424
            Issuance of common stock              (1,306,669)
            Cash paid                               (100,000)
                                                 -----------
            Liabilities assumed                  $   201,755
                                                 ===========

          On March 17, 1995 the Company paid Merit Studios, Inc. $500,000 for the distribution rights to G-NOME and The Walled City, two CD-ROM titles being developed by Distant Thunder.

MetroCel Acquisition

          On March 24, 1994, the Company acquired certain assets of MetroCel Animation Studios (a division of MetroLight) (the "MetroCel Acquisition") from MetroLight in exchange for forgiveness of $2,200,000 in previous advances, an agreement to pay approximately $1,118,000, plus interest and penalties, on behalf of MetroLight and 354,312 shares of common stock valued at $500,000. In connection with the acquisition, assets were acquired and liabilities were assumed as follows:

                Fair value of assets acquired    $ 4,433,799
                Issuance of common stock            (500,000)
                Forgiveness of advances           (2,200,000)
                Cash paid                            (65,098)
                                                 -----------
                Liabilities assumed              $ 1,668,701
                                                 ===========

          In July 1994, the Company borrowed approximately $943,000 from George
D. Grayson and repaid the obligations assumed in the MetroCel Acquisition. Mr. Grayson was repaid in October 1994 from the proceeds of the initial public offering. Interest paid to Mr. Grayson was $58,411 related to the $943,000 borrowing and the $2,122,166 note issued in conjunction with the acquisition of the Proprietorship.

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Private Placement

          On February 11, 1994 the Company entered into a stock purchase agreement with existing and new investors pursuant to which the Company issued a total of 3,731,955 shares of common stock, 49,950 shares of Series A 7% Cumulative Redeemable Preferred Stock ("7% Redeemable Preferred Stock"), $1,400,000 in aggregate principal amount of 7% Convertible Notes and a note payable to a related party of approximately $2,122,000 ("the Private Placement"). In connection with the Private Placement, a financial advisor received a total of 308,556 shares of common stock. Of those shares, 273,000 were contributed by three stockholders of the Company. Accordingly, there was a total of 3,767,511 shares of common stock issued by the Company in connection with the Private Placement. The consideration received by the Company in connection with the Private Placement consisted of the transfer of assets and assumption of approximately $421,000 of liabilities from the Proprietorship, forgiveness of $1,400,000 in previous advances made by two outside investors, and cash in the amount of approximately $4,114,000 (after deducting approximately $109,000 of closing costs paid in conjunction with the Private Placement).

          The Proprietorship was acquired from a principal stockholder of the Company. Accordingly, the assets and liabilities of the Proprietorship acquired by the Company have been recorded at historical cost (predecessor basis). The difference between the net assets acquired and the value of the consideration, which amounted to $1,979,345, has been presented in stockholders' equity as "consideration to initial investor in excess of basis." The accompanying financial statements include the accounts of the Proprietorship beginning February 11, 1994. In connection with the acquisition, assets were acquired and liabilities were assumed as follows:

        Historical cost of assets acquired        $ 3,303,532
        Issuance of 7% Redeemable Preferred
             and common stock                      (1,056,916)
        Issuance of 7% Convertible Notes             (270,284)
        Issuance of note payable to related        (2,122,166)
         parties
        Consideration to initial investor in
         excess of basis                            1,979,345
                                                  -----------
        Liabilities assumed                       $ 1,833,511
                                                  ===========

          As part of the Private Placement, the Company issued an additional 17,856 shares of common stock in May 1994 for $250,000.

          The following unaudited summary of the Company's results of operations, prepared on a pro forma basis, assumes that the transactions described above were consummated on January 1, 1995 and 1994:

                                         1995                   1994

          Net revenues               $ 14,731,450          $  8,148,178
          Net loss                    (15,043,444)           (6,365,231)
          Net loss per common share         (1.36)                (0.84)

     Pro forma results of operations for 1996 would not differ significantly from historical results. The pro forma results do not purport to present either the results of operations that would have occurred had the transactions been consummated on the dates indicated or the Company's results of operations for any future period.

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Fixed Assets

     Fixed assets, at cost, as of December 31, 1996 and 1995 consisted of the following:

                                                 1996         1995

        Equipment                            $ 7,854,063   $4,069,005
        Leasehold improvements                 2,952,676    1,727,807
        Furniture and fixtures                   499,821      325,084
                                             -----------   ----------
                                              11,306,560    6,121,896
        Less accumulated depreciation and
               amortization                    3,467,282      965,838
                                             -----------   ----------
                                             $ 7,839,278   $5,156,058
                                             ===========   ==========

     The Company leases certain office equipment under capital lease agreements. At December 31, 1996 and 1995, respectively, the carrying value of capital assets was $492,956 and $188,437, net of accumulated amortization of $186,696 and $71,052.

5. Debt

     As of December 31, 1996 and 1995 the Company's debt was as follows:

                                             1996        1995
7% Convertible Note Payable, dated
 February 11, 1994; annual interest
 payments; notes are convertible, in
 whole but not in part, at the option
 of the holder at approximately 283
 shares of common stock for each $1,000
 principal amount outstanding.
 Remaining principal balance due
 February 11, 1999. Related parties
 balance is $581,098.                      $  620,277   $700,000

Bank line of credit for equipment-based
 financing; monthly interest payments
 at the bank's prime rate plus  3/4%,
 9% at December 31, 1996, and quarterly
 principal payments of $375,000
 commenced on December 6, 1996.
 Essentially all of the Company's
 assets except for the office building
 are pledged as collateral.                 5,625,000          -

Other debt                                     64,122          -
                                           ----------   --------
 Total                                     $6,309,399   $700,000

  Less current portion                      5,633,675          -
                                           ----------   --------
 Notes payable                             $  675,724   $700,000
                                           ==========   ========

     At December 31, 1996, the Company was not in compliance with financial covenants arising under the credit agreement and entered into negotiations with the bank to restructure the Company's borrowing arrangement and, on March 14, 1997, the bank granted a waiver until April 21, 1997 predicated

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

upon the Company's pledge of $4,000,000 cash at the bank to collateralize the credit facility. Additionally, upon the sale of 7/th/ Level's office building, but no later than April 21, 1997, the Company shall either payoff the loan or provide for cash collateral of the entire balance outstanding. Accordingly, the total outstanding balance of $5,625,000 was classified as a current liability at year end.

     The fair value of the 7% Convertible Note Payable, based on a discounted cash flow analysis and the current discounted conversion price, is approximately $774,000. This estimate is subjective in nature and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect this estimate. Interest expense to related parties on the above debt was $40,677 and $283,283 for years ended December 31, 1996 and 1995 respectively.

     The Company capitalized interest costs of $187,751 in 1996 as part of the cost of the office building construction project.

6. Stockholders' Equity

7% Redeemable Preferred Stock

     On February 11, 1994, the Company issued 49,950 shares of 7% Redeemable Preferred Stock; 40,307 shares were issued for $100 per share and 9,643 shares were issued as part of the consideration for the Proprietorship, valued at $100 per share. During May, 1994, the Company and the preferred shareholders entered into the Exchange Agreement to exchange $4,995,000 original principal amount of 7% Subordinated Notes Due 1996 for all 49,950 outstanding shares of 7% Redeemable Preferred Stock. This exchange was completed immediately following the closing of the initial public offering. On October 26, 1994, the Company paid accumulated preferred dividends of $247,670 in accordance with the terms of the Exchange Agreement.

Common Stock

     In 1994, the stockholders approved an increase in the number of authorized shares of common stock to 20,000,000 shares and a three-for-one split of the common stock, in the form of a dividend of two additional shares of common stock for each share owned. Par value remained at $0.01 per share. All references to numbers of shares and to per share information have been adjusted in the consolidated financial statements to reflect the stock split on a retroactive basis.

     On October 26, 1994, the Company issued 3,000,000 shares of common stock at $10 per share in the initial public offering. The net proceeds to the Company, after deducting underwriters' discounts and commissions and expenses of the offering, were approximately $26.7 million.

     On October 12, 1995 the Company issued 2,500,000 shares of common stock at $17.50 per share in a secondary public offering. The net proceeds to the Company, after deducting underwriters' discounts and commissions and expenses of the offering, were approximately $40.73 million.

Stock Compensation Plans

     The Company has granted options to certain employees to purchase common stock under an incentive stock option plan. Non-incentive stock option grants were made to employees outside of the plan. The option price represents estimated fair value at the date of grant. Under the 7/th/ Level, Inc. Amended and Restated Incentive Stock Option Plan, the Company may grant options to its employees for up to 3,200,000 shares of common stock.

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pursuant to the Option Share Repurchase Agreement, the Company had the right to purchase up to 948,000 shares of common stock from certain existing stockholders at $0.003 per share in the event certain outstanding options (exercisable for an identical number of shares) are exercised, and the Company intends to satisfy its obligations to issue shares of common stock upon any exercise of such associated options by delivering to the exercising optionee(s) shares of treasury stock acquired from the existing stockholders, thereby resulting in no change in the number of outstanding shares of common stock due to the exercise of such options. At December 31, 1996, 434,750 options associated with the Option Share Repurchase Agreement had been exercised at a weighted average exercise price of $0.131 per share (and an identical number of shares of common stock had been purchased by the Company pursuant to the Option Share Repurchase Agreement).

     At December 31, 1996, 435,000 options subject to the Option Share Repurchase Agreement with an exercise price of $0.003 per share were canceled. Notwithstanding the cancellation of such options, the stockholders party to the Option Share Repurchase Agreement agreed that 112,500 shares of common stock underlying such canceled options would remain subject to the agreement. Accordingly, of the 625,500 shares available under the Option Share Repurchase Agreement, 556,500 shares have corresponding options granted, of which 434,750 have been exercised.

     Transactions in stock options are summarized as follows:

                                     Option Share          Weighted                              Weighted
                                      Repurchase            Average                              Average
                                       Agreement        Exercise Price      Stock Options     Exercise Price
                                     ------------       --------------      -------------     --------------
Granted from April 28, 1993
 (inception)                            948,000              $0.016                    -           $      -
                                       --------              ------           ----------           --------
Balance at December 31, 1993            948,000              $0.016                    -                  -
Granted                                  43,500                3.75              751,500               2.42
Exercised                              (209,250)              0.018               (9,100)              2.04
Canceled                               (345,000)              0.003              (45,000)              2.08
                                       --------              ------           ----------           --------
Balance at December 31, 1994            437,250              $0.397              697,400           $   2.45
Granted                                       -                   -            1,095,000              11.14
Exercised                              (140,250)              0.105             (120,150)              1.37
Canceled                                (75,000)              0.003             (187,000)              5.08
                                       --------              ------           ----------           --------
Balance at December 31, 1995            222,000              $0.715            1,485,250           $   8.61
Granted                                       -                   -            2,662,750               7.27
Exercised                               (85,250)              0.450             (102,800)              2.14
Canceled                                (15,000)              0.003           (1,832,374)             11.08
                                       --------              ------           ----------           --------
Balance at December 31, 1996            121,750              $0.990            2,212,826           $   5.26
                                       ========              ======           ==========           ========

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                            Total options outstanding                        Total options exercisable
                             ---------------------------------------------------------    ----------------------------------
                                                  Weighted average         Weighted                             Weighted
                                                      remaining            average                               average
Range of exercise prices     Number outstanding   contractual life      exercise price    Number exercisable  exercise price
------------------------     ------------------  ------------------     --------------    ------------------  --------------
$ .003  -   2.08                     242,325         6.90 years               $0.82              58,701           $0.92
  3.75  -   5.50                   1,791,084         9.24 years                5.37             125,003            4.89
  6.00  -  16.75                     326,167         8.88 years                7.09             121,751            7.64
                                   ---------                                                    -------
                                   2,359,576                                                    305,455

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     With the exception of 90,000 options granted at an exercise price of $0.14 per share which vest over three years, all options vest over four years. During 1996 1,217,250 outstanding options were repriced at current market value and such options are included in both the granted and canceled options reported in the above schedule.

     Additionally, the Company has granted to directors options to purchase common stock under a non-employee directors' stock option plan with vesting over four years. Under the 7/th/ Level Inc. Amended and Restated 1994 Non-Employee Directors' Stock Option Plan, the Company may grant options to its non-employee directors for up to 125,000 shares of Common Stock. At December 31, 1996, options to purchase 25,000 shares, at a weighted average exercise price of approximately $10.08 per share, were outstanding, 15,000 of which are exercisable at December 31, 1996. The option price represents estimated fair value at the date of grant.

     The Company's Employee Stock Purchase Plan allows eligible employees to authorize the Company to withhold from 1% to 10% of gross earnings to purchase shares of the Company's common stock. Shares are purchased by participants at the lower of 85% of the fair market value per share at either the beginning or purchase date of each 24 month offering period. Purchase dates are every six months. As of December 31, 1996, 320,000 shares were authorized for purchase pursuant to the plan and 114,787 shares had been issued.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock based compensation plans described above. Accordingly, no compensation cost has been recognized for its stock option and stock purchase plans. Had compensation costs for the Company's stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                           1996            1995
                                      --------------  --------------
Net loss                 As Reported   $(24,252,735)   $(14,602,640)
                         Pro forma      (29,004,105)    (15,892,221)

Loss per common share    As Reported   $      (1.80)   $      (1.33)
                         Pro forma     $      (2.16)   $      (1.45)

     The fair value of each option grant and employee purchase rights are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 67 to 75 percent; risk free interest rates of 6 to 6 and one-half percent; and variable expected lives of zero, two and one-half and five years, depending on the characteristics of the individual grants. The pro forma amounts are based upon assumptions that the Company's management believes are reasonable, however, the Company has a relatively short history on which to base these estimates. The assumptions used in option pricing models significantly affect the estimated value of stock benefits and, accordingly, the pro forma amounts do not purport to represent the Company's results of operations for any future period.

Warrants

     In connection with a $2,000,000 bridge loan agreement entered into between the Company and certain existing stockholders prior to the initial public offering, the Company issued warrants to purchase

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


350,000 shares of common stock at $7.50 per share. The warrants expire October 11, 1999. All 350,000 warrants were outstanding at December 31, 1996.

     Morgan Creek has been granted warrants to purchase 75,000 shares of common stock at $20 per share and 100,000 shares of common stock at $24 per share. These warrants are currently exercisable and expire in 1998.

     In connection with the acquisition of PyroTechnix, the Company assumed the liability for outstanding warrants of PyroTechnix. There were warrants for 5,000 shares of PyroTechnix common stock which was converted at a rate of
3.85356 shares of 7/th/ Level common stock for one share of PyroTechnix common stock. The warrants carry an exercise price of $0.26 per share. As of December 31, 1996, 13,000 shares of 7/th/ Level common stock had been issued to cover the exercise of these warrants.

7. Leases

     The Company leases office facilities in California, Texas, Ohio, the United Kingdom and Germany and certain office equipment under operating leases which expire at various dates through 2002. Rental expense for operating leases amounted to $904,948, $531,551 and $157,969 for 1996, 1995 and 1994,
respectively.

     Minimum payments under leases expiring subsequent to December 31, 1996 are as follows:

                                       Capital    Operating
Year                                    Leases      Leases
----                                  ----------  ----------
1997                                   $232,898   $  589,911
1998                                    165,399      391,431
1999                                    113,657      385,782
2000                                     39,938      357,819
2001                                      3,328      246,072
Thereafter                                    -      184,551
                                       --------   ----------
          Total                         555,220   $2,155,526
                                                  ==========
Less amount representing interest       (75,077)
                                       --------
          Present value of minimum
              lease payments           $480,143
                                       ========

8. Major Customers and Concentration of Credit Risk

          Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of short-term investments and accounts receivable. The Company has investment policies that limit investment to short term investment grade securities. Accounts receivable are principally from distributors and retailers of the Company's products as well as the Company's development and licensing customers. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential credit losses.

          Transactions with one significant customer accounted for 14% of net revenues for 1996 and 29% of accounts receivable as of December 31, 1996. The Company had three significant customers which accounted for 21%, 14%, and 10% of net revenues for 1995, and 18%, 14%, and 21% of accounts receivable, respectively, at December 31, 1995. Sales to customers located outside the United States represent approximately 23% and 18% of the Company's total sales for the years ended December 31, 1996 and 1995, respectively.

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Strategic Alliances

     In September 1996, the Company was selected by Microsoft to develop and produce four interactive titles based on the popular children's character "Barney" a property licensed from the Lyons Group. The titles, which Microsoft will market and distribute, incorporate Microsoft's Realmation technology.
Under the agreement, Microsoft provides funding for the development expenses for the four titles which are planned for release in the second half of 1997. The Company will receive a royalty on three of the titles based on sales.

     In June 1995, Disney and the Company co-developed a computer software title based upon the characters "Pumbaa" and "Timon" from the animated feature film The Lion King. Disney is responsible for manufacturing, marketing and distribution of the title. Net receipts derived by Disney from domestic distribution of the title are divided equally between the Company and Disney.
In addition, the Company receives a per unit fee on product sold by or on behalf of Disney outside of the United States. Disney owns the copyright and all other rights, title and interest in the title. During 1996, the Company developed a second title for Disney based on the characters from the animated movie The Hunchback of Notre Dame. Disney paid the Company to develop the title and will pay royalties to the Company on net receipts of units sold.

     In August 1995, the Company entered into a letter agreement with Morgan Creek for the formation of a joint venture and the development by the venture of two computer software titles based on Morgan Creek's character, "Ace Ventura." The first title, a graphic adventure, was completed and released in September 1996. The Company made capital contributions to the venture to fund the costs of development and is funding all marketing expenses and duplication costs for the title. All revenues of the venture will be shared equally by the parties after repayment of the Company's capital contributions to fund development expenses, reimbursement of all amounts advanced by the Company to fund marketing expenses and duplication costs and payment to the Company of a distribution fee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.



                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information set forth under the heading "Directors and Executive Officers" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

  The information set forth under the headings "Management Compensation", "Performance Graph" and "Compensation Committee Report on Executive Compensation" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under the heading "Certain Relationships and Related Transactions" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.


                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)-- The financial statements filed as part of this Report at Item 8 are listed in the Index to Financial Statements and Financial Statement Schedule on page 19 of this Report.

         (a)(2)-- The financial statement schedule filed as part of this Report at Item 8 is listed in the Index to Financial Statements and Financial Statement Schedule on page 19 of this Report.

         (a)(3)-- The following documents are filed or incorporated by reference as exhibits to this Report:

         **3(i)-- Restated Certificate of Incorporation of 7th Level, Inc. (the "Company").

         *3(ii)-- Bylaws of the Company as adopted by the Board of Directors of the Company as of May 14,

                   1993; as amended by Amendment No. 1 thereto dated February 11, 1994.

          **4.1--  Form of Bridge Loan Warrant.

          *10.1-- Stock Purchase Agreement entered into as of the 11th day of February, 1994 by and among the Company and the Purchasers listed on Exhibit A thereto.

          *10.2-- Stockholders' Agreement entered into as of the 11th day of February, 1994 by and among the Company and George D. Grayson, Robert A. Ezrin, the George D. and Kathy Grayson Irrevocable Trust, David R. Henkel, Onyx Partners, Inc., W. Scott Page, James E. Shepherd, Robert A. Tercek, Entec Associates, Mezzonen S.A., Merv Adelson, Andrew Adelson, Tarragona Fund, Inc., and Zenga Investments, Ltd. (the "Investors").

          *10.3-- Letter Agreement dated May 28, 1993 from Onyx Partners, Inc. ("Onyx") to the Company.

          *10.4-- Option Share Repurchase Agreement entered into as of the 11th day of February, 1994, by and among the Company, George D. Grayson, Robert A. Ezrin and W. Scott Page.

         **10.5-- Amended and Restated Incentive Stock Option Plan of 7th Level, Inc.

         **10.6--  Employee Stock Purchase Plan of 7th Level, Inc.

          *10.7-- Assignment and Assumption Agreement entered into as of the 11th day of February, 1994 by and among the Company and 7th Level, a sole proprietorship.

          *10.8-- Employment Agreement entered into as of April 28, 1993 by and among the Company and George D. Grayson.

          *10.9-- Letter Agreement dated as of January 20, 1994 from the Company to David R. Henkel.

         *10.10-- Asset Purchase Agreement entered into as of the 24th day of March, 1994, by and among the Company and MetroLight.

         *10.11-- Software License Agreement entered into as of the 24th day of March, 1994, by and among the Company and MetroLight.

         *10.12-- Assumption Agreement entered into as of the 24th day of March, 1994, by and among the Company and MetroLight.

         *10.13-- Registration Rights Agreement entered into as of the 24th day of March, 1994, by and among the Company and MetroLight.

         *10.14-- Letter Agreement dated as of November 11, 1993 from Python (Monty) Pictures, Ltd. to the Company.

         *10.15-- Letter Agreement dated as of June 8, 1993 relating to the services of Howie Mandel and accepted and agreed to on September 2, 1993 by the Company and Alevy Productions, Inc.

        **10.16--  Distribution Agreement entered into as of January 11, 1994 by and between the Company and Ingram Micro Inc. (Portions have been omitted and filed separately with the Commission in accordance with Rule 406 of the Securities Act of 1933, as amended, and the Registrant's request for confidential treatment.)

         *10.17-- Letter Agreement dated May 3, 1994 from the Company to Charles Fleischer.

        **10.18--  Form of Exchange Agreement dated September __, 1994 among the
                   Company and the Investors.

        **10.19--  Letter Agreement dated August 30, 1994 from Python (Monty)
                   Pictures Ltd. to the Company.

       ***10.20--  Letter Agreement dated September 16, 1994 from International
                   Business Machines Corporation to the Company.

        **10.21--  Letter Agreement dated May 25, 1994 from the Company to Bill
                   Plympton.

        **10.22--  Letter Agreement dated August 15, 1994 from Quincy Jones--
                   David Salzman Entertainment to the Company.

        **10.23--  Letter Agreement dated July 29, 1994 from Imperial Bank to the Company.

        **10.24--  Letter Agreement dated September 6, 1994 from the Company to
                   Imperial Bank.

        **10.25--  Form of Bridge Loan Agreement dated as of July 13, 1994 among the Company and each Lender which is a signatory thereto.

      ****10.26--  Amended and Restated 1994 Non-Employee Directors' Stock
                   Option Plan of the Company.

       ***10.27--  Form of 7% Convertible Note Due February 11, 1999.

       ***10.28--  Loan Modification Agreement effective the 21st day of July,
                   1994 between the Company and George D. Grayson.

     *****10.29--  Agreement made as of the 28th day of September, 1994, by and between Entec Associates ("Entec") and the Company, including exhibits thereto.

     *****10.30--  Lock-Up Agreement made and entered into the 26th day of
                   September, 1994 by and among Entec and the Company.

   *******10.31--  Registration Rights Agreement entered into as of the 23rd day of February, 1995 by and among the Company and Todd Porter, Jeremiah O'Flaherty, Gregory Harvey, Stephen Kennedy, Harry Wenzel and Robert Legg.

    ******10.32--  7th Level, Inc. 7% Subordinated Notes Due 1996.

  ********10.33--  Letter Agreement dated June 27, 1995 from Disney Interactive,
                   Inc. ("Disney") to the Company.

 *********10.34--  Letter agreement dated August 31, 1995 by and between Morgan
                   Creek Interactive, Inc. and the Company (portions of which have been omitted and filed separately with the Commission in accordance with Rule 406 of the Securities Act of 1933, as amended, and the Company's request for confidential treatment.

**********10.35--  Imperial Bank - Credit Terms and Conditions; $6,000,000 Note;
                   $5,000,000 Note; General Security Agreement; Mortgage, Assignment and Grant of Security Interest with Respect to Trademarks; and Mortgage, Assignment and Grant of Security Interest with Respect to Copyrights and Other Collateral, all dated September 6, 1996.

           23.1--  Consent of KPMG Peat Marwick LLP.

            (b)-- No reports on form 8-K were filed by the Company during the last quarter of fiscal 1996.
-------------------
* Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-79092) filed with the Commission on May 18, 1994, and incorporated by reference herein.
** Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-79092) filed with the Commission on September 19, 1994, and incorporated by reference herein.
*** Filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-79092) filed with the Commission on September 28, 1994, and incorporated by reference herein.
**** Filed as an Exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 33-79092) filed with the Commission on October 14, 1994, and incorporated by reference herein.
***** Filed as an Exhibit to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 33-79092) filed with the Commission on October 19, 1994, and incorporated by reference herein.
****** Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
******* Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
******** Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

*********  Filed as an Exhibit to Amendment No. 1 to the Company's Registration
           Statement on Form S-1 (File No. 33-96522) filed with the Commission on September 12, 1995 and incorporated by reference herein.
********** Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1996

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richardson and State of Texas, on March 31, 1997.

                                 7TH LEVEL, INC.



                             By: /s/ DAVID W. CRAIG
                                 --------------------------------
                                 David W. Craig
                                 Chief Financial Officer,
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                        Title

/s/ MERV ADELSON             Director                         March 31, 1997
---------------------------
 (Merv Adelson)

/s/ JAMES A. CANNAVINO       Director                         March 31, 1997
---------------------------
 (James A. Cannavino)

/s/ ROBERT ALAN EZRIN
---------------------------  Chief Executive Officer, and     March 31, 1997
 (Robert Alan Ezrin)         Director


/s/ W. SCOTT PAGE            Executive Vice President of      March 31, 1997
---------------------------  Production and Director
 (W. Scott Page)

/s/ DONALD SCHUPAK           Chairman of the Board and        March 31, 1997
---------------------------  Director
 (Donald Schupak)

                                7TH LEVEL, INC.

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                          Balance at                          Balance at
                                          Beginning                             End of
Description                               of Period   Additions   Deductions    Period
-----------                               ----------  ----------  ----------  ----------
Allowance for sales returns, doubtful
 accounts and price concessions
Year ended December 31, 1996:             $1,209,866  $5,194,196  $4,830,716  $1,565,291
Year ended December 31, 1995:                616,629   1,604,804   1,011,547   1,209,866

Reserve for Inventory Obsolescence
Year ended December 31, 1996:             $  102,000  $  295,821  $   94,870  $  302,951
Year ended December 31, 1995:                      0     102,000           0     102,000

                               INDEX TO EXHIBITS

                                                             SEQUENTIAL
EXHIBIT                                                         PAGE
NUMBER                       DOCUMENT DESCRIPTION              NUMBER
-------                     ----------------------           ----------
         **3(i)--   Restated Certificate of Incorporation
                     of 7th Level, Inc. (the "Company").

         *3(ii)--  Bylaws of the Company as adopted by the
                   Board of Directors of the Company as of
                   May 14, 1993; as amended by Amendment
                   No. 1 thereto dated February 11, 1994.

          **4.1--  Form of Bridge Loan Warrant.

          *10.1--  Stock Purchase Agreement entered into
                   as of the 11th day of February, 1994 by
                   and among the Company and the
                   Purchasers listed on Exhibit A thereto.

          *10.2--  Stockholders' Agreement entered into as
                   of the 11th day of February, 1994 by
                   and among the Company and George D.
                   Grayson, Robert A. Ezrin, the George D.
                   and Kathy Grayson Irrevocable Trust,
                   David R. Henkel, Onyx Partners, Inc.,
                   W. Scott Page, James E. Shepherd,
                   Robert A. Tercek, Entec Associates,
                   Mezzonen S.A., Merv Adelson, Andrew
                   Adelson, Tarragona Fund, Inc., and
                   Zenga Investments, Ltd. (the
                   "Investors").

          *10.3--  Letter Agreement dated May 28, 1993
                   from Onyx Partners, Inc. ("Onyx") to
                   the Company.

          *10.4--  Option Share Repurchase Agreement
                   entered into as of the 11th day of
                   February, 1994, by and among the
                   Company, George D. Grayson, Robert A.
                   Ezrin and W. Scott Page.

         **10.5--  Amended and Restated Incentive Stock
                   Option Plan of 7th Level, Inc.

         **10.6--  Employee Stock Purchase Plan of 7th
                   Level, Inc.

          *10.7--  Assignment and Assumption Agreement
                   entered into as of the 11th day of
                   February, 1994 by and among the Company
                   and 7th Level, a sole proprietorship.

          *10.8--  Employment Agreement entered into as of
                   April 28, 1993 by and among the Company
                   and George D. Grayson.

          *10.9--  Letter Agreement dated as of January
                   20, 1994 from the Company to David R.
                   Henkel.

         *10.10--  Asset Purchase Agreement entered into
                   as of the 24th day of March, 1994, by
                   and among the Company and MetroLight.

         *10.11--  Software License Agreement entered into
                   as of the 24th day of March, 1994, by
                   and among the Company and MetroLight.

         *10.12--  Assumption Agreement entered into as of
                   the 24th day of March, 1994, by and
                   among the Company and MetroLight.

         *10.13--  Registration Rights Agreement entered
                   into as of the 24th day of March, 1994,
                   by and among the Company and MetroLight.

                                                             SEQUENTIAL
EXHIBIT                                                         PAGE
NUMBER                       DOCUMENT DESCRIPTION              NUMBER
-------                     ----------------------           ----------

         *10.14--  Letter Agreement dated as of November
                   11, 1993 from Python (Monty) Pictures,
                   Ltd. to the Company.

         *10.15--  Letter Agreement dated as of June 8,
                   1993 relating to the services of Howie
                   Mandel and accepted and agreed to on
                   September 2, 1993 by the Company and
                   Alevy Productions, Inc.

        **10.16--  Distribution Agreement entered into as
                   of January 11, 1994 by and between the
                   Company and Ingram Micro, Inc.
                   (Portions have been omitted and filed
                   separately with the Commission in
                   accordance with Rule 406 of the
                   Securities Act of 1933, as amended, and
                   the Registrant's request for
                   confidential treatment.)

         *10.17--  Letter Agreement dated May 3, 1994 from
                   the Company to Charles Fleischer.

        **10.18--  Form of Exchange Agreement dated
                   September __, 1994 among the Company
                   and the Investors.

        **10.19--  Letter Agreement dated August 30, 1994
                   from Python (Monty) Pictures Ltd. to
                   the Company.

       ***10.20--  Letter Agreement dated September 16,
                   1994 from International Business
                   Machines Corporation to the Company.

        **10.21--  Letter Agreement dated May 25, 1994
                   from the Company to Bill Plympton.

        **10.22--  Letter Agreement dated August 15, 1994
                   from Quincy Jones--David Salzman
                   Entertainment to the Company.

        **10.23--  Letter Agreement dated July 29, 1994
                   from Imperial Bank to the Company.

        **10.24--  Letter Agreement dated September 6,
                   1994 from the Company to Imperial Bank.

        **10.25--  Form of Bridge Loan Agreement dated as
                   of July 13, 1994 among the Company and
                   each Lender which is a signatory
                   thereto.

      ****10.26--  Amended and Restated 1994 Non-Employee
                   Directors' Stock Option Plan of the
                   Company.

       ***10.27--  Form of 7% Convertible Note Due
                   February 11, 1999.

       ***10.28--  Loan Modification Agreement effective
                   the 21st day of July, 1994 between the
                   Company and George D. Grayson.

     *****10.29--  Agreement made as of the 28th day of
                   September, 1994, by and between Entec
                   Associates ("Entec") and the Company,
                   including exhibits thereto.

     *****10.30--  Lock-Up Agreement made and entered into
                   the 26th day of September, 1994 by and
                   among Entec and the Company.

                                                             SEQUENTIAL
EXHIBIT                                                         PAGE
NUMBER                       DOCUMENT DESCRIPTION              NUMBER
-------                     ----------------------           ----------

   *******10.31--  Registration Rights Agreement entered
                   into as of the 23rd day of February,
                   1995 by and among the Company and Todd
                   Porter, Jeremiah O'Flaherty, Gregory
                   Harvey, Stephen Kennedy, Harry Wenzel
                   and Robert Legg.

    ******10.32--  7th Level, Inc. 7% Subordinated Notes
                   Due 1996.

  ********10.33--  Letter Agreement dated June 27, 1995
                   from Disney Interactive, Inc.
                   ("Disney") to the Company.

 *********10.34--  Letter agreement dated August 31, 1995
                   by and between Morgan Creek
                   Interactive, Inc. and the Company
                   (portions of which have been omitted
                   and filed separately with the
                   Commission in accordance with Rule 406
                   of the Securities Act of 1933, as
                   amended, and the Company's request for
                   confidential treatment.

**********10.35--  Imperial Bank - Credit Terms and
                   Conditions; $6,000,000 Note; $5,000,000
                   Note; General Security Agreement;
                   Mortgage, Assignment and Grant of
                   Security Interest with Respect to
                   Trademarks; and Mortgage, Assignment
                   and Grant of Security Interest with
                   Respect to Copyrights and Other
                   Collateral, all dated September 6, 1996.

           23.1--  Consent of KPMG Peat Marwick LLP.
-----------------
* Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-79092) filed with the Commission on May 18, 1994, and incorporated by reference herein.
** Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-79092) filed with the Commission on September 19, 1994, and incorporated by reference herein.
*** Statement on Form S-1 (File No. 33-79092) filed with the Commission on September 28, 1994, and incorporated by reference herein.
**** Filed as an Exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 33-79092) filed with the Commission on October 14, 1994, and incorporated by reference herein.
***** Filed as an Exhibit to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 33-79092) filed with the Commission on October 19, 1994, and incorporated by reference herein.
****** Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

******* Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

******** Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

*********   Filed as an Exhibit to Amendment No. 1 to the Company's Registration
            Statement on Form S-1 (File No. 33-96522) filed with the Commission on September 12, 1995 and incorporated by reference herein.

**********  Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q
            for the quarter ended September 30, 1996.