Form 10-K/A
period 1996-12-31
7TH LEVEL INC
filed 1997-04-30
CIK 920038

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K/A
                                AMENDMENT NO. 1


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was approximately $31,147,599. As of February 28, 1997, there were 13,594,522 outstanding shares of the registrant's common stock.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Board of Directors consists of two persons who are employees of the Company and three persons who are outside directors and there are currently two vacant positions. The executive officers and directors of the Company, and their ages as of May 1, 1997, are:




        NAME                 AGE                     POSITION
---------------------------- ---  ----------------------------------------------



Donald Schupak.............   54  Chairman of the Board and Director


Robert Alan Ezrin..........   48  President, Chief Executive Officer and
                                  Director

W. Scott Page..............   45  Executive Vice President of Production and
                                  Director

Merv Adelson...............   67  Director


James A. Cannavino.........   52  Director


Paul Bodnoff...............   40  Vice President of Marketing and Office of the
                                  President

David W. Craig.............   53  Chief Financial Officer


Jeffrey Croson.............   38  Senior Vice President of Sales and Office of
                                  the President

Douglas W. Gillespie.......   35  Senior Vice President of Research and
                                  Development and Office of the President



     Directors of the Company are elected to serve one-year terms and until their successors have been elected and qualified. Executive officers serve at the discretion of the Board of Directors.

PRINCIPAL OCCUPATIONS OF DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are descriptions of the principal occupations and business experience of the Company's executive officers and directors.

     Donald Schupak currently serves as Chairman of the Board and Director. He has been a member of the Board of Directors since January 1997 and has been Chairman since March 1997. Mr. Schupak is the Chief Executive Officer of Schupak Group, an organization that provides strategic planning, management consulting and corporate services to corporations worldwide. Mr. Schupak has been with Schupak Group since 1990. On March 27, 1997, he became the Chairman of the Board for Danskin, Inc. He served as Chairman and Chief Executive Officer at Horn & Hardart Company from 1988 to 1990. Mr. Schupak is also a member of the Advisory Board of the Maxwell School of Citizenship and Public Affairs at Syracuse University.

     Robert Alan Ezrin currently serves as President, Chief Executive Officer and Director; Mr. Ezrin is a founder of the Company and has served as President and Director since November 1995 and has served as Chief Executive Officer since March 1997. Mr. Ezrin served as Vice President, Co-Chairman of the Board and Director of the Company since its inception in April 1993 until November 1995. Mr. Ezrin served as Executive Vice President of Production from April 1994 to November 1995. From 1984 through 1994, Mr. Ezrin was a Producer with Lozem Productions, Inc. Mr. Ezrin has more than 25 years of experience in the international entertainment business, producing music, video and television projects for numerous internationally known stars such as Pink

Floyd, Rod Stewart, KISS, Peter Gabriel and Roger Daltry. Mr. Ezrin is Chairman of the Board of Directors of Metropolitan Los Angeles Cities in Schools.

     W. Scott Page is a founder of the Company and has been a Vice President and Director of the Company since its inception in April 1993 and has served as Executive Vice President of Production since November 1995. Mr. Page served as Executive Vice President of Creative from March 1994 until November 1995. Prior to joining the Company, from November 1988 through April 1993, Mr. Page was President of The Walt Tucker Group, a post-production studio that he founded which specialized in long and short form music videos and graphics merchandising. Mr. Page also was a tenor saxophonist and guitarist for the musical rock groups Pink Floyd, Supertramp and others.

     Merv Adelson has served as a Director of the Company since February 1994. Since 1989, Mr. Adelson has been the owner of East-West Capital Associates, Inc., a merchant banking and venture capital company, and currently serves as its Chairman of the Board and Chief Executive Officer. Mr. Adelson co-founded the predecessor of Lorimar Telepictures in 1969, which was sold to Warner Bros. in 1989. Mr. Adelson is also a director of Time Warner, Inc.

     James A. Cannavino has served as a Director of the Company since January 1997. He is currently the President, Chief Executive Officer and a Director of Perot Systems Corporation. Mr. Cannavino served as President, Chief Operating Officer and Director of Perot Systems from September 1995 to September 1996. Mr. Cannavino has more than 30 years of experience in the computer and information technology industries. Prior to joining Perot Systems in September 1995, he was a private investor from April 1995 to September 1995. Previously, Mr. Cannavino was at IBM Corporation, where he was Senior Vice President of Strategy and Development from 1993 to April 1995, and prior to this, he served as Senior Vice President and General Manager of the Personal Systems Group at IBM from 1991 to 1993.

     Paul Bodnoff has been the Company's Vice President of Marketing since January 1997, and in March 1997, he was appointed to the Office of the President. Mr. Bodnoff co-founded and served as President of Future Endeavors, a Canadian multimedia company from February 1994 to December 1996. Prior to founding Future Endeavors, Mr. Bodnoff was a self-employed private investor from September 1993 to February 1994. From 1991 through September 1993, Mr. Bodnoff served as Director of Investor and Industry Relations for Corel Corporation and before that he served in various marketing capacities for Corel; including Marketing Director for the multi-award-winning CorelDRAW!

     David W. Craig joined the Company as Chief Financial Officer in March 1996. Prior to joining 7th Level, Mr. Craig was with Convex Computer Corporation, a supercomputer firm which he joined in 1984, where he most recently served as Vice President, Finance and Chief Financial Officer. Prior to joining Convex, Mr. Craig was employed in a variety of financial management positions at Texas Instruments.

     Jeffrey B. Croson was appointed to the Office of the President and Senior Vice President of Sales, in March 1997, from his former position of Vice President of Sales which he had held since September 1993. Mr. Croson previously served as Director of Channel Sales for Micrografx, Inc. between November 1991 and September 1993. Prior to that he served as Channel Sales Manager for Lotus Development Corporation.

     Douglas W. Gillespie has been Senior Vice President of Research and Development since November 1996. In March 1997, Mr. Gillespie was appointed to the Office of the President. From November 1995 to November 1996 he served as the Vice President of Research and Development and Director of System Development from April 1995 to November 1995. Mr. Gillespie is one of the original software engineers at 7th Level and has seventeen years of industry experience. Prior to joining the Company in May 1993, he served as a senior software engineer at Micrografx, Inc. from December 1987 to May 1993. Prior to Micrografx he was an independent consultant to General Motors and other national corporations.

CERTAIN SIGNIFICANT EMPLOYEES

     Set forth below are the names, ages (as of May 1, 1997), positions and a brief description of the experience of certain significant employees of the Company.



          NAME               AGE                     POSITION
---------------------------- ---  ----------------------------------------------

St. John Bain..............  40   President of PyroTechnix, Inc.


Ulrike Billion.............  33   Managing Director of Europe


Gary Griggs................  42   Vice President of Strategic Alliances


Dan Kuenster...............  41   Vice President of Animation


Michael Lynch..............  32   Vice President of 3D Games


Richard Merrick............  41   Vice President of Strategic Technology


Veronica Murdock...........  34   Senior Vice President of Operations, Los
                                  Angeles

Thomas Randolph............  36   President of 7th Level Asia Pacific, Inc. and
                                  Vice President of Strategic Acquisitions

Carolyn Rominger...........  39   Treasurer and Controller


Mark Steeves...............  39   Vice President of Production Technology


     St. John Bain joined the Company as President of 7th Level's PyroTechnix subsidiary when it was acquired by the Company in February 1996. Mr. Bain had previously served as President of PyroTechnix, Inc., formally known as Computer Presentations, Inc. ("CPI"), since 1992 and Vice President of Sales and Marketing for CPI prior to that.

     Ulrike Billion was named Managing Director of Europe in July 1996. She was the General Manager of Central Europe from December 1994 until July 1996. Prior to joining the Company in December 1994, Ms. Billion served as Managing Director of Micrografx Central Europe, GmbH from 1989 to 1994 and before that she served as Sales and Marketing Manager for EGGS Computer Graphics in Munich, Germany.

     Gary Griggs was named Vice President of Strategic Alliances in March 1997. Prior to this, Mr. Griggs served as the Company's Director of OEM Sales since December 1994. From March 1992 to December 1994, he was with Micrografx, Inc., first as OEM Account Manager, then as Crayola Launch Sales Manager and ultimately, OEM Business Manager. Previously, Mr. Griggs worked for Lotus Development Corporation from 1987 to 1992.

     Dan Kuenster has been Vice President of Animation since November 1995 and Director of Animation of the Company since April 1994. Prior to joining the Company, Mr. Kuenster was President of Kuenster Bros. Animation from June 1991 to April 1994. From 1980 to 1990, Mr. Kuenster was a story board artist and an animating director of the Don Bluth Studios for such films as An American Tail, The Land Before Time, All Dogs go to Heaven and Rock-A-Doodle. Between 1978 and 1980, Mr. Kuenster received his animation training at the Walt Disney Studios, where he worked on The Fox and the Hound under the guidance of Eric Larson.

     Michael Lynch was named Vice President of 3D Games in March 1997. Prior to this he was the Vice President of Production since November 1995. Mr. Lynch joined the Company as a producer in 1994. Prior to joining the Company, Mr. Lynch was self-employed and has fifteen years experience in the entertainment industry, starring in numerous Broadway and television shows, including Les Miserables, Fiddler On the Roof, General Hospital, Dave's World and Caroline In the City.

     Richard Merrick was named Vice President of Strategic Technology in March 1997. He was the Vice President of Technology from November 1995 until March 1997 and before that Vice President of Research and Development of the Company since April 1993. Mr. Merrick previously served as Director of System Development for Micrografx, Inc. between June 1989 and February 1993. Prior to joining Micrografx, he served as Manager of Research and Development for Computrac, Inc., a software company, from May 1984 to June 1989.

     Veronica Murdock was appointed as Senior Vice President of Operations, Los Angeles in March 1997. Ms. Murdock had served as Vice President of Los Angeles Studio Operations from November 1995 to March 1997 and joined the Company as studio manager in April 1995. Prior to joining the Company, Ms. Murdock served as Director of Digital Operations for Digital Domain from July 1994 to April 1995, where she was responsible for production staff and studio resources, as well as software development for the production of visual effects and digital animation for feature films including Apollo 13, commercials and other media product contracts. Prior to Digital Domain, Ms. Murdock served as Vice President, Production at Digital Magic from 1991 to 1994.

     Thomas Randolph joined the Company as President of 7th Level's Asia Pacific subsidiary and Vice President of Strategic Acquisitions when the Company acquired the Lanpro entities, the predecessor entities to that subsidiary, in December 1995. Mr. Randolph previously served as President of Lanpro Corporation since its incorporation in 1993 and was the owner of the predecessor sole proprietorship to Lanpro Corporation since 1987. He has fifteen years of experience in the Asian and US markets in localization and distribution of software, strategic acquisitions and network technology and served as a consultant to numerous multi-national companies including Fujitsu and TDK.

     Carolyn Rominger was named Treasurer and Controller in March 1997. Ms. Rominger served as Treasurer from February 1994 to March 1997. Prior to joining the Company, Ms. Rominger was Manager of Treasury and Taxes at Value-Added Communications, Inc. from January 1993 to February 1994 and as an operations analyst at Micrografx, Inc. from November 1991 to May 1993. Ms. Rominger is a certified public accountant and was previously employed by Arthur Andersen & Co.

     Mark Steeves has been Vice President of Production Technology of the Company since November 1995. He was the Vice President of Production from March 1994 to November 1995. Mr. Steeves previously served as Executive Producer for MetroLight from December 1990 to March 1994. From December 1987 to December 1990, he served as Director of New Media for MetroLight. Mr. Steeves was the co-developer of the Annie technology and system.


ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     The Company's directors who are officers of the Company receive no compensation for their services as directors. The Company's outside directors receive $10,000 per annum, plus $2,000 per annum for each committee membership, and they are reimbursed for their out-of-pocket expenses incurred in attending board meetings. Additionally, pursuant to the Non-Employee Directors' Stock Option Plan, upon first being elected to the Board of Directors each outside director is granted an option to purchase 20,000 shares of Common Stock. In addition, an option to purchase 5,000 shares is granted to each outside director on the date of each annual meeting. The exercise prices are equal to the fair market value of such underlying shares on the date of grant; however, Merv Adelson, an outside director first elected prior to adoption of the Non-Employee Directors' Stock Option Plan, was granted an option to purchase 10,000 shares of Common Stock exercisable at a price equal to the fair market value, as determined by the Board of Directors, of the underlying shares on the date he was actually elected. The initial options granted under the Non-Employee Directors' Stock Option Plan vest over a four-year period in 25% increments beginning on the first anniversary of date of grant. Each annual 5,000 share option grant is fully vested as of the date of the grant. As of April 15, 1997, the Non-Employee Directors' Plan has 125,000 shares of Common Stock authorized to be issued and options to purchase 65,000 of such shares of Common Stock are outstanding.

     In addition to the above mentioned grants Donald Schupak and James A. Cannavino have each been granted additional options for 75,000 shares of Common Stock outside of the Non-Employee Directors' Stock Option Plan (collectively "the Additional Options"). These grants were issued on January 16, 1997, the date they were elected to the Board of Directors, and are fully vested as of that date.

     At the appropriate time, as determined by the Company's Board of Directors, the Company shall register for issuance under the Securities Act of 1933, as amended (the "Act"), the shares of Common Stock acquired upon exercise of the Additional Options, and to keep such registration effective thereafter throughout the period the Additional Options are exercisable. In the absence of such effective registration or an available exemption from registration under the Act, issuance of shares of Common Stock acquirable upon exercise of the Additional Options will be delayed until registration of such shares is effective or an exemption from registration under the Act is available. In the event exemption from registration under the Act is available upon exercise of the Additional Options, the holder, if requested by the Company to do so, will execute and deliver to the Company in writing an agreement containing such provisions as the Company may require to assure compliance with applicable securities laws.

     Mr. Schupak is taking an active role in the executive management of the Company and has assumed responsibility for formulation of a strategic plan for the Company. The Board of Directors has agreed in principle to grant to Mr. Schupak a significant number of warrants or options to purchase a number of shares; however, the terms of this compensation agreement had not been finalized at the time of this filing.

     In March 1997, the Company and The Schupak Group entered into an agreement whereby the Company will pay $12,000 per month to the Schupak Group for the services of Donald Schupak and other employees of the Schupak Group. Additionally, Mr. Schupak is entitled to the reimbursement of reasonable travel and other expenses incidental to the performance of his duties.

COMPENSATION OF EXECUTIVE OFFICERS

     SUMMARY COMPENSATION TABLE. The following table summarizes the compensation paid during 1996, 1995 and 1994 to the Company's Chief Executive Officer and each person serving as an executive officer on December 31, 1996 (collectively, the "Named Executive Officers")(1).



                                                                           LONG-TERM
                                                                          COMPENSATION:
                                                    ANNUAL COMPENSATION    SECURITIES
           NAME AND PRINCIPAL             FISCAL    -------------------    UNDERLYING
               POSITION                    YEAR     SALARY       BONUS      OPTIONS (2)  OTHER (3)
             ------------                 ------    ------       -----      ----------   --------
George D. Grayson (4)...................  1996    $251,083     $   -       100,000      $12,432
   Chief Executive Officer and            1995      43,576      100,000     20,000 (5)    1,000
    Chairman of the Board                 1994      25,000         -          -            -

Robert Alan Ezrin.......................  1996     263,083         -        50,000       17,378
   President and Director                 1995     250,500       50,000     10,000 (5)   15,405
                                          1994     155,166         -          -            -

W. Scott Page...........................  1996     187,667         -          -          17,227
   Executive Vice President               1995     152,583         -          -          15,260
   of Production and Director             1994     105,156         -          -            -

David R. Henkel (4) (6).................  1996     251,083         -        25,000       32,796 (7)
   Chief Operating Officer                1995     237,500       50,000     10,000 (5)   55,623 (7)
   and Director                           1994     163,731      100,000     90,000         -

David W. Craig..........................  1996     135,388         -        70,000        3,180
   Chief Financial  Officer               1995        -            -          -            -
                                          1994        -            -          -            -


____________________
(1) This table does not include compensation for Messrs. Paul Bodnoff, Jeffrey Croson and Douglas W. Gillespie who were elected as executive officers subsequent to December 31, 1996.

(2) Represents the number of options (each to acquire one share of Common Stock) granted pursuant to the 7th Level, Inc. Amended and Restated Incentive Stock Option Plan ("the Incentive Stock Option Plan").

(3) Includes auto allowance, Company match contributions to the Company's 401(k) Plan and dollar value of life insurance premiums paid by the Company.

(4) Resigned March 10, 1997.

(5) This table does not reflect options granted in 1995 to purchase 100,000 50,000 and 25,000 shares at exercise prices of $16.75, $16.00 and $16.00 per share that were held by George D. Grayson, Robert Alan Ezrin and David R. Henkel, respectively, because such options were canceled and new grants were made in 1996 as shown.

(6) This table does not reflect an option to purchase 36,000 shares of Common Stock from a founding stockholder which Mr. Henkel acquired in January 1994 and exercised in February 1994 because such option was not granted by the Company.

(7) Includes the dollar value difference between the price paid and the fair market value of Common Stock upon exercise of options granted under the Incentive Stock Option Plan.

     OPTION GRANTS IN 1996. The following table sets forth information regarding the stock option grants the Company made to the Named Executive Officers during 1996.

                                          % OF TOTAL
                                            OPTIONS                               POTENTIAL REALIZED VALUE
                             NUMBER OF    GRANTED TO                                 AT ASSUMED ANNUAL
                             SECURITIES   EMPLOYEES                                RATES OF STOCK PRICE
                             UNDERLYING      IN           EXERCISE  EXPIRATION  APPRECIATION FOR OPTION TERM
       NAME                   OPTIONS       1996           PRICE      DATE          5%               10%
------------------           ----------   ----------      --------  ----------     ---              ----

George D. Grayson (1) (2)      59,416        4.1%          $6.05    10/22/06     $139,914          $486,744
                               40,584        2.8%           5.50    10/22/06       28,771           244,136

Robert Alan Ezrin (1)          50,000        3.5%           6.05    10/22/06       80,241           372,107


W. Scott Page                    -            -              -         -             -                 -


David R. Henkel (1) (2)        25,000        1.7%           5.50    10/22/06       36,473           169,140


David W. Craig                 70,000        5.2%           5.50    10/22/06      102,124           473,591

____________________
(1) This table does not reflect options to purchase 20,000 10,000 and 10,000 shares at exercise prices of $6.05, $6.05 and $5.50 per share that were held by George D. Grayson, Robert Alan Ezrin and David R. Henkel, respectively, that were initially granted in 1995 for $8.25, $8.25, and $7.50, respectively, and repriced in 1996.

(2) Resigned March 10, 1997.


     OPTION EXERCISES AND FISCAL YEAR END VALUES. The following table provides information about exercised stock options held by the Named Executive Officers on December 31, 1996. During 1996, only one of the Named Executive Officers exercised stock options granted by the Company.

                                                                  NUMBER OF
                            SHARES                          SECURITIES UNDERLYING               VALUE OF UNEXERCISED
                           ACQUIRED                          UNEXERCISED OPTIONS                IN-THE-MONEY OPTIONS
                             ON        VALUE                 AT DECEMBER 31, 1996              AT DECEMBER 31, 1996(1)
      NAME                 EXERCISE   REALIZED          EXERCISABLE     UNEXERCISABLE        EXERCISABLE    UNEXERCISABLE
-----------------          --------  -----------        -----------     -------------        -----------    -------------

George D. Grayson (2)             -            -              5,000           115,000              - (3)            - (3)

Robert Alan Ezrin                 -            -              2,500            57,500              - (3)            - (3)

W. Scott Page                     -            -                  -                 -              -                -

David R. Henkel (2)          15,000     $174,150 (4)         17,500            62,500        $54,150 (3)     $108,300 (3)

David W. Craig                    -            -                  -            70,000              -                - (3)

____________________
(1) Value based on the December 31, 1996 closing price of the Company's Common Stock on the NASDAQ National Market System of $3.75 per share.
(2) Resigned March 10, 1997
(3) Underlying  options that are not in-the-money are not valued in this table.
(4) Value based on the January 26, 1996 (date of exercise) closing price of the Company's Common Stock on the NASDAQ National Market System of $11.75 per share.

EMPLOYMENT CONTRACTS

     The Company had employment agreements with George D. Grayson (the "Grayson Agreement") and David R. Henkel (the "Henkel Agreement").

     The Grayson Agreement provided that Mr. Grayson was entitled to cash compensation of at least $25,000 per annum plus a bonus pursuant to any bonus plan of the Company. The Grayson Agreement was terminable by the Company upon Mr. Grayson's death or incapacity or with the vote of five of six disinterested directors. Upon any termination of Mr. Grayson upon a vote of the Board of Directors, Mr. Grayson would be entitled to receive accrued salary, bonus and other benefits and the Company would repurchase from Mr. Grayson any shares of Common Stock which Mr. Grayson desired to sell within twelve months of his termination (such twelve month period to be extended if Mr. Grayson was delayed or prohibited by state or federal securities laws from selling such stock). The Grayson Agreement was terminable by Mr. Grayson upon ninety days notice. The Grayson agreement had an original term of five years commencing April 28, 1993 and automatically renewed for successive five year periods unless earlier terminated in accordance therewith.

     On March 10, 1997, Mr. Grayson resigned from his positions as officer, director and employee of the Company. In connection with such resignation, the Company agreed to continue paying Mr. Grayson's salary at the then current annual level of $250,000 for a ninety day period. Additionally, the Company agreed to an early debt repayment to Mr. Grayson for debt issued February 11, 1994 as a 7% Subordinated Convertible Note. The Company agreed to pay $125,000 to Mr. Grayson as full repayment of $135,142 principal and accrued interest of approximately $1,000.

     The Henkel Agreement provided that Mr. Henkel was entitled to receive cash compensation of $250,000 per year. Mr. Henkel was also entitled to participate in any cash bonus plan for key executive officers of the Company adopted beginning in 1995. The Henkel Agreement provided that if the Company terminated his employment for any reason other than gross negligence, he would be paid a severance equal to six months of his current salary (excluding bonuses).

     On March 10, 1997, Mr. Henkel resigned from his positions as an officer and director of the Company. Mr. Henkel and the Company agreed that Mr. Henkel would provide additional consulting services to the Company through November, 1997 for which Mr. Henkel will be paid at the rate of $20,833 per month.


INCENTIVE STOCK OPTION PLAN

General

     Pursuant to the Incentive Stock Option Plan, the Company may grant incentive stock options ("Incentive Stock Options" or "ISOs") as defined in section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and options that are not intended to be ISOs ("Non-Qualified Stock Option" or "NQSO"). The Incentive Stock Option Plan covers an aggregate of 3,200,000 shares of Common Stock, subject to adjustment in the event of stock dividends, stock splits and certain other events. With the exception of 90,000 options which vest over three years, all options granted pursuant to the Incentive Stock Option Plan vest over four years.

Administration

     The Compensation Committee of the Board of Directors of the Company
(the "Compensation Committee") administers the Incentive Stock Option Plan and, as such, selects employees to receive options, determines the type and size of options, determines when options will be granted, and determines the terms of each option.


Option Share Repurchase Agreement

     In February 1994, the Company entered into an Option Share Repurchase Agreement (the "Repurchase Agreement") with George D. Grayson, Robert A. Ezrin and W. Scott Page (collectively, the "Contracting Stockholders"). Pursuant to the Repurchase Agreement, upon the exercise of certain outstanding options granted under the Incentive Stock Option Plan, the Company has the right to repurchase the same number of shares of Common Stock from the Contracting Stockholders at $0.003 per share. In the aggregate, 1,060,500 options and corresponding shares of Common Stock held by the Contracting Stockholders are or have been subject to the Repurchase Agreement (as amended). At December 31, 1996, 991,500 options associated with the Option Share Repurchase Agreement had been granted, of which 434,750 had been exercised and 435,000 had been canceled. The Company has satisfied, and intends to continue to satisfy, its obligation to issue shares of Common Stock upon any exercise of an option associated with the Repurchase Agreement by delivering to the exercising optionee(s) shares of treasury stock acquired from the Contracting Stockholders, thereby resulting in no change in the number of outstanding shares of Common Stock due to the exercise of such options.

Benefits Awarded

     As of April 15, 1997, 713,300 shares of Common Stock had been issued upon exercise of options granted under the Incentive Stock Option Plan, and options to purchase an additional 2,187,200 shares were outstanding under such plan. Future awards, if any, that will be made to eligible participants in the Incentive Plan are subject to the discretion of the Compensation Committee and, therefore, are not determinable at this time.

Federal Income Taxes

     As a general rule, no federal income tax is imposed on an optionee upon the grant of a Non-Qualified Stock Option and the Company is not entitled to a tax deduction by reason of such a grant. Instead, an optionee is taxed upon the exercise of the option, at ordinary income rates, on the excess, if any, of the fair market value of the shares acquired (determined as of the date of exercise) over the exercise price. Upon a subsequent disposition of any shares received upon exercise of a NQSO, the excess of the amount realized on the disposition over the basis of the shares (exercise price plus any compensation income recognized) should qualify as long-term or short-term capital gain, depending on whether the shares were held for more than one year prior to disposition. The Company will generally by entitled to a tax deduction for the same taxable year and in the same amount as any compensation included in the optionee's income.

     As a general rule, no federal income tax is imposed on an optionee upon the grant or exercise of an Incentive Stock Option and the Company is not entitled to a tax deduction by reason of such a grant or exercise. However, the excess of the fair market value of the purchased shares over the exercise price is an item of tax preference to the optionee in the year of exercise for purposes of determining alternative minimum tax. Instead, under Section 422 of the Code, when shares acquired through the exercise of an ISO are sold or exchanged in a taxable disposition, any amount received by the optionee in excess of the exercise price will be treated as long-term capital gain, and any loss realized will be treated as a long-term capital loss.

     To obtain this favorable tax treatment for ISOs under the Code, an optionee must not dispose of shares received from the exercise of an ISO within two years of the grant date and within one year from the date of exercise of the ISO. In addition, the date of exercise of an ISO must be during or within three months following the optionee's continuous employment relationship with the Company, unless the employment terminates due to disability or death. If the optionee's employment terminates as a result of disability or death, the period for exercise can extend up to twelve months following the disability and even longer following death. The terms of options granted under the Plan are at the discretion of the Compensation Committee and may not comply with these requirements for favorable treatment under Section 422 of the Code.

     If the requirements of the preceding paragraph are not satisfied, the disposition of the shares acquired through the exercise of an ISO will be treated as a "disqualifying disposition." Upon a disqualifying disposition, the excess of the value of the shares on the date of exercise over the exercise price will be treated as ordinary income. Any gain realized in excess of such ordinary income will be long-term or short-term capital gain, depending on the holding period of the shares. If the shares acquired through the exercise of such option are sold for an amount less than the exercise price, such loss will be treated as a long-term or short-term capital loss, depending on the holding period. In the event of a disqualifying disposition, the Company will be allowed a deduction in an amount equal to the amount that the optionee is required to treat as ordinary income in the Company's taxable year that ends with or within the taxable year in which the optionee is required to recognize such ordinary income.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Company's Common Stock as of March 31, 1997 by (a) each director, (b) the Named Executive Officers, (c) Executive Officers elected subsequent to December 31, 1996, (d) all persons known to the Company to be the beneficial owners of more than five percent of the Company's Common Stock and (e) all directors and executive officers as a group:

                                                      APPROXIMATE
           NAME OF PERSON                 NUMBER OF  PERCENTAGE OF
        OR IDENTITY OF GROUP               SHARES        CLASS
----------------------------------------  ---------  --------------
Merv Adelson (1)........................  2,519,676           18.0%
   10900 Wilshire Boulevard, Suite 750
   Los Angeles, California  90024
Entec Associates (2)....................  1,916,658           13.8%
   P. O. Box 491459
   Los Angeles, California  90049
George D. Grayson (3)...................  1,001,882            7.3%
   2801 Dublin Rd.
   Parker, TX  75002
W. Scott Page (4) (5)...................    621,568            4.6%
Robert Alan Ezrin (4) (6)...............    571,390            4.2%
Donald Schupak (7) (8)..................    135,092            1.0%
David R. Henkel (9).....................    121,250              *
James A. Cannavino (7)..................     75,000              *
Douglas W. Gillespie (4) (10)...........     65,721              *
Jeffrey Croson (4) (11).................     39,187              *
David W. Craig (4) (12).................     17,500              *
Paul Bodnoff (4)........................      1,000              *
All directors and executive officers as
 a group................................  5,169,266           36.1%

____________________
(1) Includes all shares of Common Stock beneficially owned by Entec with respect to which Mr. Adelson has sole voting power pursuant to a stockholders' voting agreement and irrevocable proxy. Shares shown as beneficially owned also include 53,242 shares issuable upon the exercise of warrants which are exercisable at $7.50 per share, 30,641 shares issuable upon conversion of 7 % Subordinated Convertible Notes and 15,000 shares issuable on the exercise of vested options with an exercise price of $12.75 per share held by Mr. Adelson.
(2) Michael R. Milken is a general partner of Entec, and the Company believes that Mr. Milken has sole investment power with respect to, and may be deemed a beneficial owner of, the shares held by Entec. All shares of Common Stock beneficially owned by Entec are subject to a stockholders' voting agreement and irrevocable proxy pursuant to which Mr. Merv Adelson has sole voting power with respect to the shares of Common Stock beneficially owned by Entec. Shares shown as beneficially owned include 166,391 shares issuable upon the exercise of warrants at an exercise price of $7.50 per share and 95,757 shares issuable upon conversion of 7% Subordinated Convertible Notes.
(3) Shares shown as beneficially owned include 68,587 shares which may be purchased by the Company pursuant to the Option Share Repurchase Agreement at $0.003 per share upon the exercise of certain options granted or to be granted under the Company's Incentive Stock Option Plan. Shares shown as beneficially owned also include 66,554 shares issuable upon the exercise of warrants at an exercise price of $7.50 per share, 38,304 shares issuable upon conversion of 7% Subordinated Convertible Notes and 10,000 shares issuable on the exercise of vested stock options with an exercise price of $6.05 per share.
(4) Current address is c/o 7th Level, Inc., 1110 East Collins Boulevard, Suite 122, Richardson, Texas 75081.
(5) Shares shown as beneficially owned include 68,583 shares which may be purchased by the Company pursuant to the Option Share Repurchase Agreement at $0.003 per share upon the exercise of certain options granted or to be granted under the Company's Incentive Stock Option Plan.

(6) Shares shown as beneficially owned include 68,580 shares which may be purchased by the Company pursuant to the Option Share Repurchase Agreement at $0.003 per share upon the exercise of certain options granted or to be granted under the Company's Incentive Stock Option Plan and 5,000 shares of Common Stock isssuable on the exercise of vested stock options with an exercise price of $6.05.
(7) Shares shown as beneficially owned include 75,000 shares issuable on the exercise of vested stock options with an exercise price of $4.00 per share.
(8)  See Item 11.  Executive Compensation - Compensation of Directors.
(9) Shares shown as beneficially owned include 5,250 shares of Common Stock issuable upon the exercise of warrants at an exercise price per share of $7.50 per share and 5,000 shares of Common Stock issuable on the exercise of vested stock options with an exercise price of $5.50 per share.
(10) Shares shown as beneficially owned include 7,500 and 2,500 shares issuable on the exercise of vested stock options with exercise prices of $0.83 and $5.50, respectively.
(11) Shares shown as beneficially owned include 15,000 and 1,250 shares issuable on the exercise of vested stock options with exercise prices of $0.17 and $5.50, respectively.
(12) Shares shown as beneficially owned include 17,500 shares issuable on the exercise of vested stock options with an exercise price of $5.50 per share.

*    Represents beneficial ownership of less than 1% of the Common Stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 1997, the Company and The Schupak Group entered into an agreement whereby the Company will pay $12,000 per month to the Schupak Group for the services of Donald Schupak and other employees of the Schupak Group. Additionally, Mr. Schupak is entitled to the reimbursement of reasonable travel and other expenses incidental to the performance of his duties.

     The Company has made equity investments in and funded royalty advances to Future Endeavors, a company in which Mr. Paul Bodnoff is a significant shareholder. Mr. Bodnoff was a co-founder and previous President of Future
Endeavors and also holds debt issued by Future Endeavors.   See Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Relationship Status.

     See Item 11.  Executive Compensation  Employment Contracts.

                                  SIGNATURE



     Pursuant to the requirements of Section 12b-15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richardson and State of Texas, on April 30, 1997.


                                    7TH LEVEL, INC.



                              By:   /s/ DAVID W. CRAIG
                                  -------------------------------------------
                                    David W. Craig
                                    Chief Financial Officer,
                                    (Principal Financial Officer and
                                     Principal Accounting Officer)