Form 10-Q
period 1997-03-31
7TH LEVEL INC
filed 1997-05-15
CIK 920038

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                _______________

                                   FORM 10-Q

[X]
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                           Yes     X         No  ____
                                 -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK, $0.01 PAR VALUE                      13,626,022
         (Title of Each Class)               (Number of Shares Outstanding at
                                                       May 1, 1997)

                                7TH LEVEL, INC.

                                   Form 10-Q
                 For the Quarterly Period Ended March 31, 1997

                                     Index

PART I                       FINANCIAL INFORMATION                          Page No.
                                                                           ----------

Item 1                       Condensed Consolidated Balance Sheets at
                             March 31, 1997 and December 31, 1996              3


                             Condensed Consolidated Statements of
                             Operations for the Three Months Ended             4
                             March 31, 1997 and 1996


                             Condensed Consolidated Statements of
                             Cash Flows for the Three Months Ended             5
                             March 31, 1997 and 1996


                             Notes to Condensed Consolidated                   6
                             Financial Statements

Item 2                       Management's Discussion and Analysis of
                             Financial Condition and  Results of               7
                             Operations


PART II                      OTHER INFORMATION

Item 2                       Changes in Securities                            10

Item 6                       Exhibits and Reports on Form 8-K                 10

                             SIGNATURE                                        11

Part I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                7TH LEVEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                     March 31, 1997       December 31, 1996
                                                                     --------------       -----------------
                                     ASSETS

Cash and cash equivalents                                               $ 9,531,446             $10,798,372
Short-term investments                                                    1,496,410               4,485,470
Accounts receivable, net                                                  4,388,560               6,130,903
Inventories                                                                 420,341                 571,545
Building for sale                                                         5,497,122               5,117,222
Other current assets                                                      1,640,754               1,776,446
                                                                   ----------------        ----------------
          Total current assets                                           22,974,633              28,879,958
Fixed assets, net                                                         7,392,307               7,839,278
Intangible assets, net                                                      809,909               1,130,095
Other assets                                                                670,451               1,083,603
                                                                   ----------------        ----------------
          Total assets                                                  $31,847,300             $38,932,934
                                                                   ================        ================



                          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                        $ 1,490,048             $ 2,190,290
Accrued expenses and other current liabilities                            5,732,550               5,304,595
Current portion of notes payable                                          5,384,356               5,633,675
                                                                   ----------------        ----------------
          Total current liabilities                                      12,606,954              13,128,560
Notes payable                                                                94,922                  94,626
Notes payable to related parties                                            456,098                 581,098
Other                                                                       500,552                 476,263
                                                                   ----------------        ----------------
          Total liabilities                                              13,658,526              14,280,547
Commitments and contingencies
Stockholders' equity:
     Common stock                                                           136,260                 135,795
     Additional capital                                                  70,354,195              70,347,110
     Accumulated deficit                                                (52,337,146)            (45,875,900)
     Cumulative translation adjustment                                       37,490                  51,193
     Unrealized loss on investments                                          (2,025)                 (5,811)
                                                                   ----------------        ----------------
          Total stockholders' equity                                     18,188,774              24,652,387
                                                                   ----------------        ----------------
          Total liabilities and stockholders' equity                    $31,847,300             $38,932,934
                                                                   ================        ================

                            See accompanying notes.

                                7TH LEVEL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended      Three Months Ended
                                                March 31, 1997          March 31, 1996
                                                --------------         ---------------
Net revenues                                  $       4,197,836       $       4,373,088
Cost of revenues                                      2,666,135               1,036,762
                                              -------------------     -------------------
   Gross profit                                       1,531,701               3,336,326
                                              -------------------     -------------------

Operating expenses:
   Research and product development                   4,587,780               4,942,131
   Sales and marketing                                1,903,345               2,635,297
   General and administrative                         1,573,775               1,082,678
   Amortization of intangible assets                     27,159                  29,677
                                              -------------------     -------------------
       Total operating expenses                       8,092,059               8,689,783
                                              -------------------     -------------------
       Operating loss                                (6,560,358)             (5,353,457)
Interest and other, net                                  99,112                 431,489
                                              -------------------     -------------------
       Net loss                               $      (6,461,246)             (4,921,968)
                                              ===================     ===================

Loss per common share                         $           (0.48)      $           (0.37)
                                              ===================     ===================

Weighted average common stock and
   common equivalent shares                          13,596,722              13,225,624
                                               ==================     ===================

                            See accompanying notes.

                                7TH LEVEL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Three Months Ended    Three Months Ended
                                                                                    March 31, 1997        March 31, 1996
                                                                                    --------------        --------------
Cash flows from operating activities:
   Net loss                                                                           ($6,461,246)          ($4,921,968)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization of intangibles                                   1,071,073               464,164
         Change in operating assets and liabilities                                     1,864,131               (22,740)
                                                                                  -----------------     -----------------
              Net cash used in operating activities                                    (3,526,042)           (4,480,544)

Cash flows from investing activities:
   Acquisitions, net of cash acquired                                                           -                 6,323
   Capital expenditures                                                                  (347,037)           (4,039,860)
   Net change in short-term investments                                                 2,992,846              (586,301)
                                                                                  -----------------     -----------------
              Net cash provided by (used in) investing activities                       2,645,809            (4,619,838)


Cash flows from financing activities:
   Exercise of stock options                                                                7,550                87,186
   Repayment of line of credit                                                           (375,000)                    -
                                                                                  -----------------     -----------------
             Net cash provided by (used in) financing activities                         (367,450)               87,186
                                                                                  -----------------     -----------------

             Effect of exchange rate changes on cash                                      (19,243)                1,545
                                                                                  -----------------     -----------------
             Net decrease in cash                                                      (1,266,926)           (9,011,651)
Cash and cash equivalents, beginning of period                                         10,798,372            29,940,217
                                                                                  -----------------     -----------------
Cash and cash equivalents, end of period                                               $9,531,446           $20,928,566
                                                                                  =================     =================

                            See accompanying notes.

                                7TH LEVEL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

     The condensed consolidated financial statements of 7/th/ Level, Inc. (the "Company") are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

2.  Loss per Share

     Primary loss per share is computed by dividing the net loss by the weighted average common stock and common stock equivalents outstanding. Warrants and options to purchase common stock for periods subsequent to the initial public offering have been excluded from the loss per share computation because the effect would be anti-dilutive. Fully diluted loss per share has not been presented because the result of the computation would be anti-dilutive. The number of shares of common stock and equivalents outstanding in the periods presented was computed on a basis consistent with APB Opinion No. 15.

3.  Subsequent Events

     In April 1997, the Company completed the sale of the office building which had been under construction in Richardson, Texas and used the net proceeds to repay the principal balance of $5,250,000 plus accrued interest to the bank for the outstanding term loan which was included in current liabilities at March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

OVERVIEW

     On March 10, 1997, Donald Schupak was named the Chairman of 7/th/ Level Board of Directors and Robert A. Ezrin, the Company's co-founder and President, assumed the duties of Chief Executive Officer. The new management's intention is to leverage the Company's core technology and to position the Company to benefit from the educational and entertainment assets and technologies it has developed. The Company is also pursuing opportunities to benefit from the utilization of its technology and integrated studio capacity in conjunction with other content owners, developers and marketers, seeking to leverage its assets and technology through key strategic relationships./(1)/ The Company's near-term business priorities include the development and acquisition of technological and production processes to create interactive software titles for use on Multimedia PCs. The Company's efforts to date have resulted in the development and production of fifteen titles which include both educational and entertainment content. The Company released G-Nome and Helicops/TM/ in the quarter ended March 31, 1997. G-Nome marks the Company's first entry into the hard-core game market.

     While the Company has made substantial expenditures to develop its business and technologies, it also enacted a number of cost saving measures in the second half of 1996 and has continued to reduce expenditures in the first quarter of 1997. By implementing optimized production processes and technologies the Company has reduced staffing but has maintained production capacity. The Company expects that its operating results will fluctuate as a result of a variety of factors, including changes in the composition of the Company's revenues, the timing and categories of new titles released by the Company and its competitors, and the seasonal nature of the market for consumer software with the peak demand in the fourth calendar quarter or holiday selling season./(1)/ In addition, as the new management continues to review and evaluate the Company's operations and priorities, previous forecasts and commitments may be changed, for example, management has concluded that Dominion(TM), a 3D real-time strategy game, will ship later in the year than June as previously forecast./(1)/


RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 1997 and March 31, 1996

     In the three months ended March 31, 1997, the Company's net revenues decreased to $4,197,836, which is four percent lower than the $4,373,088 achieved in the three months ended March 31, 1996. Revenues for the first quarter of 1997 were composed of product sales, primarily G-Nome and the existing Python titles, Complete Waste of Time and The Holy Grail, along with development and licensing projects with third parties. Helicops, a 3D combat action game, published by 7/th/ Level shipped near the end of March. Both G-Nome and Helicops have received favorable reviews, however, G-Nome has not yet achieved the revenue levels in the US that were anticipated when it was planned for release in the 1996 holiday season. Helicops was launched on time but near the end of the quarter when it had little impact on net revenues. Net revenues for the first quarter of 1997 were negatively impacted by high returns and price allowances on the Company's product in the US market totaling approximately $1,000,000. Greater than anticipated slowing of consumer product sales following the 1996 holiday season lead to substantial returns allowances. The Company's pricing actions were taken to actively reach higher volumes on the educational products and to pursue a wider audience on the Python and 3D titles. In the first three months of 1997, approximately 58% of net revenues related to products sales and the remaining 42% was from licensing, OEM and development contracts. By contrast, in the first three months of 1996, approximately

30% of revenues came from product sales while 70% was from licensing, OEM and development contracts. Sales to customers outside of the United States increased from 23% in the first quarter of 1996 to over 30% of net revenues in the first quarter of 1997 due to the above mentioned actions taken in the US market. The Company believes the mix of revenues between the US and international will continue to fluctuate in future periods./(1)/

     Cost of revenues for the quarter ended March 31, 1997 was $2,666,135 or 64% of net revenue, including product development, manufacturing, and royalty and licensing costs of $936,915, $533,617 and $1,195,603, respectively. For the quarter ended March 31, 1996, cost of revenues was $1,036,763 or 24% of net revenues. The significant increase in cost of revenues in the 1997 period as a percentage of net revenues is due to several factors, including the write off of prepaid royalties for ACE VENTURA (based on declining first quarter volumes in weekly sales trends and existing inventory in the distribution channel), amortization of product distribution rights for G-Nome, and lower margins associated with development revenue. During the first three months of 1996 cost of revenues was lower because relatively more revenues were generated from non-royalty bearing titles featuring internally-created characters. The Company expects fluctuations in gross margin in the future as changes occur in the composition of the revenues and the associated cost of revenues./(1)/

     Research and product development expenses were $4,587,781 and $4,942,131 for the three months ended March 31, 1997 and 1996, respectively. Research and product development costs decreased in the 1997 period as the Company continued to reduce headcount and related expenditures. Results from the 1996 period include capacity spending for approximately ten titles in active production, compared to eight titles in the 1997 period. The Company is focused on optimization of its production processes and technology and anticipates these measures will allow more efficient title development even with reduced staff resources./(1)/

     Sales and marketing expenses were $1,903,345 and $2,635,297 for the quarters ended March 31, 1997 and 1996, respectively. Sales and marketing expenses included $1,071,541 and $1,428,271 of expenses for advertising, marketing and public relations and $831,804 and $1,207,026 of expenses related to internal staffing for the three months ended March 31, 1997 and 1996, respectively. As a percentage of net revenues, sales and marketing expenses decreased to 45% in the first quarter of 1997 from 60% in the first quarter of 1996. The decrease primarily resulted from the consolidation of the Company's European sales and marketing activities.

     General and administrative expenses for the three months ended March 31, 1997 were $1,573,775 compared with $1,082,678 for the three months ended March 31, 1996. Approximately $400,000 of the increase is associated with expenses related to employee resignations in the first quarter of 1997.

     Net interest income was $99,112 for the three months ended March 31, 1997 compared to $431,489 for the three months ended March 31, 1996. This change was due to lower average cash balances and higher debt outstanding in the first quarter of 1997 compared to 1996. Approximately $110,000 of interest expense was capitalized as a cost of financing the land and office building construction in the three months ended March 31, 1997 which was subsequently sold in April 1997.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and short term investments decreased $4,255,986 in the first quarter to $11,027,856 at March 31, 1997. The decrease is primarily the result of the net loss of $6,461,246 in the three months ended March 31, 1997 offset by the positive impact from the management of cash receipts and payments as well as the non-cash depreciation and amortization expenses. The Company's cash position was reduced by approximately $280,000 expended on construction of the office building held for sale and $375,000 for quarterly repayments of principal under the $6 million term loan. The Company completed the sale of the office building and used the net proceeds to repay the principal balance of $5,250,000 plus accrued interest on its line of credit in mid-April 1997. The Company has significantly curtailed capital expenditures, with disbursements of $67,781, net of the office building, in the first three months of 1997 compared to $2,435,830 in the same period of 1996, and anticipates that 1997 capital expenditures will be significantly below 1996 levels, although expenditures in remaining quarters of 1997 may increase from the first quarter amount/(1)/.

     The Company anticipates that its capital resources, including the anticipated borrowings will be sufficient to satisfy its capital requirements for the next twelve months/(1)/. The Company is in negotiations with an asset based lender to acquire a credit facility that better meets the Company's borrowing needs. However, there can be no assurance that negotiations with asset based lenders will be successful. To date, the Company continues to use cash and operate at a loss. The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timely introduction and market success of its products, the costs of developing, producing and marketing such products and various other factors, some of which may be beyond the Company's control. If the Company requires additional capital, it would seek such funding through additional public or private financing, although there can be no assurance that the Company will be able to obtain such financing/(1)/.

     In the normal course of business, the Company evaluates potential joint
ventures and acquisitions that may complement the Company's business.   The
Company may in the future enter into joint ventures or consummate acquisitions which may require the Company to make additional capital expenditures, and such expenditures may be significant/(1)/.


RECENTLY ISSUED ACCOUNTING PRINCIPLES

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for financial statements issued for period ending after December 15, 1997 and earlier application is not permitted. Upon adoption, all prior period per-share information must be restated. The adoption of SFAS No. 128 is not expected to affect the Company's previously reported loss per share amounts.

_________________________________

     /(1)/ Certain statements contained herein including those indicated by /(1)/ are forward looking statements that involve risks and uncertainties. Accordingly, no assurance can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by the Company. These factors include the Company's ability to complete new products at planned costs and on planned schedules, market acceptance of the Company's products and the success of the Company's cost reduction strategy. See the discussion of the Company's business and a description of the various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statement which is included in
     Item 1. of the Company's Report on Form 10-K for the year ended December 31, 1996.

                                7TH LEVEL, INC.

                          Part II.  Other Information

Item 2.   Changes in Securities

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



Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits - none

(b)       Reports on Form 8-K

          Registrant filed a Current Report on Form 8-K, dated March 18, 1997, in respect to the resignation of George D. Grayson and David R. Henkel on March 10, 1997 (Item 5).

                                7TH LEVEL, INC.

                                   Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              7/TH/ LEVEL, INC.




Date:   May 15, 1997          By:  /s/  David W. Craig
                                   ----------------------------------
                                   David W. Craig
                                   Chief Financial Officer
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)