Form 10-Q
period 1997-06-30
7TH LEVEL INC
filed 1997-08-14
CIK 920038

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                --------------

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                           Yes     X         No
                                 -----           -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK, $0.01 PAR VALUE                 13,737,196
            (Title of Each Class)           (Number of Shares Outstanding at
                                                     August 6, 1997)

                                7TH LEVEL, INC.

                                   Form 10-Q
                 For the Quarterly Period Ended June 30, 1997

                                     Index

PART I           FINANCIAL INFORMATION                         Page No.
                                                               --------

Item 1           Condensed Consolidated Balance Sheets at
                 June 30, 1997 and December 31, 1996               3

                 Condensed Consolidated Statements of
                 Operations for the Three and Six Months           4
                 Ended June 30, 1997 and 1996

                 Condensed Consolidated Statements of
                 Cash Flows for the Six Months Ended June          5
                 30, 1997 and 1996

                 Notes to Condensed Consolidated                   6
                 Financial Statements

Item 2           Management's Discussion and Analysis of
                 Financial Condition and  Results of               7
                 Operations

PART II          OTHER INFORMATION

Item 2           Changes in Securities                            11

Item 6           Exhibits and Reports on Form 8-K                 11

                 SIGNATURE                                        12

Part I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements


                                7TH LEVEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                                             June 30, 1997 December 31, 1996
                                                             ------------- -----------------

                                     ASSETS

Cash and cash equivalents                                    $  5,483,488    $ 10,798,372
Short-term investments                                          1,499,627       4,485,470
Accounts receivable, net                                        1,295,546       6,130,903
Inventories                                                       213,266         571,545
Building for sale                                                       -       5,117,222
Other current assets                                            1,759,933       1,776,446
                                                             ------------    ------------
                Total current assets                           10,251,860      28,879,958
Fixed assets, net                                               6,833,773       7,839,278
Intangible assets, net                                            759,743       1,130,095
Other assets                                                      803,520       1,083,603
                                                             ------------    ------------
                Total assets                                 $ 18,648,896    $ 38,932,934
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                             $  1,289,572    $  2,190,290
Accrued expenses and other current liabilities                  5,117,178       5,304,595
Current portion of notes payable                                        -       5,633,675
                                                             ------------    ------------
                Total current liabilities                       6,406,750      13,128,560
Notes payable                                                      94,550          94,626
Notes payable to related parties                                  445,956         581,098
Other                                                             455,359         476,263
                                                             ------------    ------------
                Total liabilities                               7,402,615      14,280,547
Commitments and contingencies
Stockholders' equity:
        Common stock                                              137,252         135,795
        Additional capital                                     70,561,820      70,347,110
        Accumulated deficit                                   (59,467,427)    (45,875,900)
        Cumulative translation adjustment                          13,832          51,193
        Unrealized gain (loss) on investments                         804          (5,811)
                                                             ------------    ------------
                Total stockholders' equity                     11,246,281      24,652,387
                                                             ------------    ------------
                Total liabilities and stockholders' equity   $ 18,648,896    $ 38,932,934
                                                             ============    ============

                            See accompanying notes.

                                7TH LEVEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three Months Ended     Three Months Ended       Six Months Ended        Six Months Ended
                                          June 30, 1997           June 30, 1996           June 30, 1997           June 30, 1996
                                          -------------           -------------           -------------           -------------
Net revenues                               $    963,736            $  5,025,883            $  5,161,572            $  9,398,971
Cost of revenues                              1,037,013               2,290,874               3,703,148               3,327,636
                                           ------------            ------------            ------------            ------------
       Gross profit (loss)                      (73,277)              2,735,009               1,458,424               6,071,335
                                           ------------            ------------            ------------            ------------

Operating expenses:
       Research and product development       4,033,503               5,054,251               8,621,283               9,996,382
       Sales and marketing                    1,821,248               3,303,166               3,724,593               5,938,463
       General and administrative             1,365,651               1,256,374               2,939,426               2,339,052
       Amortization of intangible assets         27,160                  26,031                  54,319                  55,708
                                           ------------            ------------            ------------            ------------
             Total operating expenses         7,247,562               9,639,822              15,339,621              18,329,605
                                           ------------            ------------            ------------            ------------
             Operating loss                  (7,320,839)             (6,904,813)            (13,881,197)            (12,258,270)
Interest and other, net                         181,681                 340,821                 280,793                 772,310
                                           ------------            ------------            ------------            ------------
             Net loss                      $ (7,139,158)           $ (6,563,992)           $(13,600,404)           $(11,485,960)
                                           ============            ============            ============            ============

Loss per common share                      $      (0.52)           $      (0.49)           $      (1.00)           $      (0.86)
                                           ============            ============            ============            ============

Weighted average common stock and
       common equivalent shares              13,628,742              13,472,722              13,612,820              13,344,687
                                           ============            ============            ============            ============


                            See accompanying notes.

                                7TH LEVEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Six Months Ended       Six Months Ended
                                                                                June 30, 1997          June 30, 1996
                                                                                -------------          -------------
Cash flows from operating activities:
      Net loss                                                                  $(13,600,404)          $(11,485,960)
      Adjustments to reconcile net loss to net cash used in
           operating activities:
                Depreciation and amortization                                      1,791,983              1,051,567
                Gain on sale of building                                             (94,802)                     -
                Gain on early retirement of debt                                     (10,142)                     -
                Change in operating assets and liabilities                         3,991,113               (536,313)
                                                                                ------------           ------------
                          Net cash used in operating activities                   (7,922,252)           (10,970,706)
                                                                                ------------           ------------

Cash flows from investing activities:
      Acquisitions, net of cash acquired                                                   -                  6,323
      Capital expenditures                                                          (427,910)            (5,443,136)
      Proceeds from sale of building                                               5,594,010                      -
      Other investments                                                                    -               (400,000)
      Sale (purchase) of short-term investments                                    2,992,458             (2,591,250)
                                                                                ------------           ------------
                          Net cash provided by (used in) investing activities      8,158,558             (8,428,063)
                                                                                ------------           ------------

Cash flows from financing activities:
      Issuance of Common Stock under stock option
                and stock purchase plans                                             216,167                497,890
      Repayment of long-term obligations                                          (5,750,000)                     -
                                                                                ------------           ------------
                         Net cash provided by (used in ) financing activities     (5,533,833)               497,890
                                                                                ------------           ------------

                         Effect of exchange rate changes on cash                     (17,357)                (9,320)
                                                                                ------------           ------------
                         Net decrease in cash                                     (5,314,884)           (18,910,199)
Cash and cash equivalents, beginning of period                                    10,798,372             29,940,217
                                                                                ------------           ------------
Cash and cash equivalents, end of period                                        $  5,483,488           $ 11,030,018
                                                                                ============           ============

                            See accompanying notes.

                                7TH LEVEL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

          The condensed consolidated financial statements of 7th Level, Inc. (the "Company") are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

2.  Loss per Share

          Primary loss per share is computed by dividing the net loss by the weighted average common shares outstanding. Warrants and options to purchase common stock have been excluded from the loss per share computation because the effect would be anti-dilutive. Fully diluted loss per share has not been presented because the result of the computation would be anti-dilutive.

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

OVERVIEW

          On March 10, 1997, Donald Schupak was named the Chairman of 7th Level Board of Directors and Robert A. Ezrin, the Company's co-founder and President, assumed the duties of Chief Executive Officer. The new management's intention is to leverage the Company's core technology and to position the Company to benefit from the educational and entertainment assets and technologies it has developed. The Company is also pursuing opportunities to benefit from the utilization of its technology and integrated studio capacity in conjunction with other content owners, developers and marketers, and is seeking to leverage its assets and technology through key strategic relationships.(1) The Company's near-term business priorities include the completion of a number of interactive software titles for use on Multimedia PCs. While the Company has developed and produced 15 titles over the last three years, including two new titles in the quarter ended March 31, 1997, the Company released no new titles in the quarter ended June 30, 1997. Revenue for the quarter was correspondingly low and the Company continues to use cash and operate at a significant loss. (See "Liquidity and Capital Resources".)

          The Company has made substantial expenditures to develop its business and technologies. It also enacted a number of cost saving measures in the second half of 1996 and has continued to reduce expenditures in the first half of 1997. By implementing optimized production processes and technologies the Company has been able to reduce production staffing. In addition, the new management continues to review, evaluate and revise the Company's operations and priorities.(1) The Company expects that its operating results will fluctuate as a result of a variety of factors, including changes in the composition of the Company's revenues, the timing and costs of new titles released by the Company and the seasonal nature of the market for consumer software with the peak demand in the fourth calendar quarter or holiday selling season.(1)


RESULTS OF OPERATIONS

Three Month Periods Ended June 30, 1997 and June 30, 1996

     In the three months ended June, 1997, 7th Level net revenues decreased to $963,736, which is significantly lower than the $5,025,883 achieved in the three months ended June 30, 1996. The Company launched no new titles and experienced sluggish sales on titles in the back catalog during the three months ended June 30, 1997. By contrast, Monty Python's Quest for the Holy Grail, which has been one of the Company's most successful titles, was launched in the three months ended June 30, 1996. Gross revenues for the second quarter of 1997 were reduced approximately eight hundred thousand dollars for returns allowances and price reductions on inventory already in the channel. The Company continued pricing actions into the second quarter of 1997 to stimulate sales through the distribution channel. The Company's returns allowance is higher than previously experienced as many of the titles in the back catalog are not achieving sales expectations at the retail level and risk losing shelf space. In the second three months of 1997, approximately 45% of net revenues related to products sales and the remaining 55% was from licensing, OEM and development contracts. The composition of net revenues was comparable in the second three months of 1996, which included approximately 46% of revenues from product sales and 54% from licensing, OEM and development contracts.

     Cost of revenues for the quarter ended June 30, 1997 was $1,037,013 or 108% of net revenue, including product development, manufacturing, and royalty and licensing costs of $481,955, $338,464 and $216,593, respectively. For the quarter ended June 30, 1996, cost of revenues was $2,290,875 or 46% of net revenues. The significant increase in cost of revenues in the 1997 period as a percentage of net revenues is due to numerous factors including the returns and price protection adjustments noted above as well as asset valuation reductions, primarily inventory and prepaid royalties, along with lower margins associated with development revenue. The Company expects fluctuations in gross margin in the future as changes occur in the composition of the revenues and the associated cost of revenues.(1)

     Research and product development expenses were $4,033,503 and $5,054,251 for the three months ended June 30, 1997 and 1996, respectively. Research and product development costs decreased in the 1997 period as the Company continued to reduce headcount and related expenditures. Results from the 1996 period include spending for approximately ten titles in active production, compared to about five titles in the 1997 period. In the three months ended June 30, 1997 and 1996, research and product development expenses include $1,829,043 and $2,903,165 for production costs, $735,601 and $1,205,783 for software research and development, and $1,468,859 and $945,303, respectively, for expenses of the companies acquired in 1995 and 1996 to provide expertise in the development of 3D technology and graphics design and to provide the capabilities needed to expand into the Asia Pacific market.

     Sales and marketing expenses were $1,821,248 and $3,303,166 for the quarter ended June 30, 1997 and 1996, respectively. Sales and marketing expenses included $782,061 and $2,131,140 of expenses for advertising, marketing and public relations and $1,039,187 and $1,172,026 of expenses related to internal staffing for the three months ended June 30, 1997 and 1996, respectively. Although internal staffing remained relatively comparable between these two periods, advertising, marketing and public relations decreased by $1,349,079 primarily because the Company launched no new titles in the second quarter of 1997.

     General and administrative expenses for the three months ended June 30, 1997 were $1,365,651 compared with $1,256,374 for the three months ended June 30, 1996.

     Net interest income and other was $181,681 for the three months ended June 30, 1997 compared to $340,821 for the three months ended June 30, 1996.
Included in the amount for 1997 was approximately $95,000 for the gain recognized from the sale of an office building, net of the interest capitalized as a cost of financing the acquisition of land and office building construction. The decrease in interest income was due to lower average cash balances and higher debt outstanding in the second quarter of 1997 compared to 1996.


Six Month Periods Ended June 30, 1997 and June 30, 1996

          For the six months ended June 30, 1997, net revenues totaled $5,161,572 compared to $9,398,971 for the six months ended June 30, 1996. Net revenues for the six months ended June 30, 1997 included price allowances of $813,873 compared to $89,126 in the six months ended June 30, 1996. Also, OEM revenues in the first half of 1997 were lower than the first half of 1996 by $1,631,984. These two factors, coupled with decreased product sales and development revenue resulted in an overall 45% decrease between the two periods.

          Cost of revenues during the six months ended June 30, 1997 was $3,703,148 or 72% of net revenue. For the six months ended June 30, 1996 cost of revenues was $3,327,636 or 35% of net revenue. The gross margin was negatively impacted by changes in the revenue mix for the six months ended June 30, 1997, through the inclusion of substantial returns and price protection adjustments and development revenue, which has a higher cost of revenue than product sales or OEM licensing revenue.

          Research and product development expenses were $8,621,284 for the six months ended June 30, 1997 compared to $9,996,382 for the six months ended June 30, 1996. Research and product development expenses decreased 14% over the same period of the prior year. Although the Company is focused on optimization of its production processes and technology, the Company continues to experience higher costs than expected on several titles.

          Sales and marketing expenses were $3,724,593, or 72% of revenues, for the six months ended June 30, 1997, compared to $5,938,463, or 63% of revenues, for the six months ended June 30, 1996. Internal staffing expenses decreased approximately 20% as a result of consolidation of the Company's European sales and marketing activities. Costs for advertising, marketing and public relations decreased by 48% in the first half of 1997 compared to the first half of 1996.

          General and administrative expenses were $2,939,426 for the six months ended June 30, 1997, compared with $2,339,052 for the six months ended June 30, 1996. Approximately $400,000 of the increase in the 1997 period was associated with expenses related to employee resignations in the first quarter of 1997.

          While the Company has continued to reduce total operating expenses over the last three quarters, the Company has maintained a high capacity in a number of departments to retain a high degree of flexibility to pursue new business opportunities. The Company plans to take actions to significantly reduce this capacity and these expenses in the third quarter of 1997.

          Net interest income and other was $280,793 for the six months ended June 30, 1997 compared to $772,310 recognized in the six months ended June 30, 1996. The decrease is primarily because of lower cash balances available for investment along with higher average debt outstanding.


LIQUIDITY AND CAPITAL RESOURCES

          As noted above, in March 1997 there was a substantial change in the Company's management. During the last fiscal quarter management has been re-examining the Company's business and assets, and establishing a strategy to benefit the Company and its shareholders. The Company has retained a financial advisor to provide consulting services and assist the Company in evaluating its business opportunities, resources and requirements. As a result of that analysis, management is in the process of implementing a strategy with a view to generating capital through the utilization of its technology assets by pursuing strategic combinations, joint ventures and other potential arrangements with a variety of potential partners. The Company is also seeking to realize value and capital resources by capitalizing on its educational and entertainment assets with a variety of marketing and other partners. Although discussions involving these potential transactions continue to progress, there can be no assurance that any of these arrangements will be consummated on terms acceptable to the Company, if at all.

          Cash and short term investments decreased $8,300,727 during the first half of the year to $6,983,115 at June 30, 1997. The decrease is primarily the result of the net loss of $13,600,404 in the six months ended June 30, 1997 offset by the positive impact from the management of cash receipts and payments as well as the non-cash depreciation and amortization expenses. In the quarter ended June 30, 1997, the Company's cash balance decreased $4,044,741 and the Company completed the sale of the office building and used the net proceeds to repay the principal balance of $5,250,000 plus accrued interest on its line of credit. The Company has significantly curtailed capital expenditures, with disbursements of $148,654, net of the office building, in the first six months of 1997 compared to $5,443,136 in the same period of 1996. Capital expenditures for the balance of 1997 are anticipated to be significantly below 1996 levels
(1), however, the Company continues to use cash and operate at a loss.

          The Company is taking steps to reduce its cash usage from the current rate of approximately $2.0 million per month(1). In the event that the Company is unable to adequately reduce its usage rate and/or is unable to generate capital from the strategic activities described above, current assets alone, including a $7.0 million balance of cash and short-term securities, may be insufficient to satisfy the Company's capital requirements for the next twelve months. With the high level of collections in the second quarter and the resulting low level of accounts receivable available to secure an asset based credit line, the Company does not anticipate it will be able to secure an asset based credit facility on terms acceptable to the Company. As articulated above, the Company's main focus in addressing its liquidity needs is the pursuit of various strategic transactions which are the subject of ongoing discussions.

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

-----------------------------------------------
(1) Certain statements contained herein including those indicated by (1) are forward looking statements that involve risks and uncertainties. Accordingly, no assurance can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by the Company. These factors include the Company's ability to generate cash income in the third quarter of 1997, the success of the Company's cost reduction strategy, the ability to attract and retain strategic partners, the ability to leverage intangible assets in its technology, the ability to complete new projects at planned costs and on planned schedules and the market acceptance of the Company's products. See the discussion of the Company's business and a description of the various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statement which is included in Item 1. of the Company's Report on Form 10-K for the year ended December 31, 1996.

                                7TH LEVEL, INC.

                          Part II.  Other Information

Item 2.   Changes in Securities

               Donald Schupak, 7th Level Chairman of the Board has been granted additional options for 560,000 shares of Common Stock outside of the Non-Employee Directors' Stock Option Plan ("the Options"). The grant was issued on May 9, 1997, at prices and vesting as follows:
            186,666 shares at $2.44 per share vesting on May 9, 1997;
            186,667 shares at $3.38 per share vesting on September 10, 1997; and 186,667 shares at $5.00 per share vesting on March 10, 1998.

               As determined by the Company's Board of Directors, at the appropriate time, the Company shall register for issuance under the Securities Act of 1933, as amended (the "Act"), the shares of Common Stock acquired upon exercise of the Options, and to keep such registration effective thereafter throughout the period the Options are exercisable. In the absence of such effective registration or an available exemption from registration under the Act, issuance of shares of Common Stock acquirable upon exercise of the Options will be delayed until registration of such shares is effective or an exemption from registration under the Act is available. In the event exemption from registration under the Act is available upon exercise of the Options, the holder, if requested by the Company to do so, will execute and deliver to the Company in writing an agreement containing such provisions as the Company may require to assure compliance with applicable securities laws.

               On August 8, 1997, Zolfo Cooper, LLC was issued 40,000 shares of Common Stock in a private placement as payment in kind for partial compensation for their services as financial advisor to the Company.


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits - none

(b)       Reports on Form 8-K - none

                                7TH LEVEL, INC.

                                   Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   7TH LEVEL, INC.



Date: August 14, 1997              By:   /s/ David W. Craig
                                      ----------------------------------
                                         David W. Craig
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)