Form 10-Q
period 1997-09-30
7TH LEVEL INC
filed 1997-11-14
CIK 920038

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                ---------------

                                   FORM 10-Q


        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                           Yes X   No
                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE                           13,755,955
   (Title of Each Class)                    (Number of Shares Outstanding at
                                                   November 7, 1997)

                                7TH LEVEL, INC.

                                   Form 10-Q
               For the Quarterly Period Ended September 30, 1997

                                     Index

PART I       FINANCIAL INFORMATION                                      Page No.
                                                                        --------

Item 1       Condensed Consolidated Balance Sheets at September 30,
              1997 and December 31, 1996                                    3

             Condensed Consolidated Statements of Operations for the
              Three and Nine Months Ended September 30, 1997 and 1996       4

             Condensed Consolidated Statements of Cash Flows for
              the Nine Months Ended September 30, 1997 and 1996             5

             Notes to Condensed Consolidated Financial Statements           6

 Item 2      Management's Discussion and Analysis of Financial
              Condition and  Results of Operations                          7

PART II      OTHER INFORMATION

Item 2       Changes in Securities                                          12

Item 6       Exhibits and Reports on Form 8-K                               12

             SIGNATURE                                                      13

Part I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                                7TH LEVEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                        September 30, 1997  December 31, 1996
                                                        ------------------  -----------------

                                     ASSETS

Cash and cash equivalents                                    $  2,988,483    $ 10,798,372
Short-term investments                                            700,441       4,485,470
Accounts receivable, net                                        1,255,314       6,130,903
Inventories                                                       126,762         571,545
Building for sale                                                    --         5,117,222
Other current assets                                            1,689,036       1,776,446
                                                             ------------    ------------
                Total current assets                            6,760,036      28,879,958
Fixed assets, net                                               6,190,883       7,839,278
Intangible assets, net                                             14,727       1,130,095
Other assets                                                      766,397       1,083,603
                                                             ============    ============
                Total assets                                 $ 13,732,043    $ 38,932,934
                                                             ============    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                             $  1,112,080    $  2,190,290
Accrued expenses and other current liabilities                  5,636,110       5,304,595
Current portion of notes payable                                   23,947       5,633,675
                                                             ------------    ------------
                Total current liabilities                       6,772,137      13,128,560
Notes payable                                                      94,550          94,626
Notes payable to related parties                                  445,956         581,098
Other                                                             422,382         476,263
                                                             ------------    ------------
                Total liabilities                               7,735,025      14,280,547
Commitments and contingencies
Stockholders' equity:
        Common stock                                              137,447         135,795
        Additional capital                                     70,492,626      70,347,110
        Accumulated deficit                                   (64,645,859)    (45,875,900)
        Cumulative translation adjustment                          12,482          51,193
        Unrealized gain (loss) on investments                         322          (5,811)
                                                             ------------    ------------
                Total stockholders' equity                      5,997,018      24,652,387
                                                             ============    ============
                Total liabilities and stockholders' equity   $ 13,732,043    $ 38,932,934
                                                             ============    ============

                            See accompanying notes.

                                7TH LEVEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                        Three Months Ended  Three Months Ended  Nine Months Ended   Nine Months Ended
                                        September 30, 1997  September 30, 1996  September 30, 1997  September 30, 1996
                                        ------------------  ------------------  ------------------  ------------------

Net revenues                               $  3,271,245        $  4,807,418       $  8,432,817         $ 14,206,389
Cost of revenues                                558,691           1,977,815          4,261,839            5,305,451
                                           ------------        ------------       ------------         ------------
       Gross profit                           2,712,554           2,829,603          4,170,978            8,900,938
                                           ------------        ------------       ------------         ------------

Operating expenses:
       Research and product development       4,370,096           6,448,529         12,991,379           16,444,911
       Sales and marketing                    1,808,237           2,532,481          5,532,830            8,470,944
       General and administrative             1,289,558           1,235,995          4,228,984            3,575,047
       Amortization of intangible assets        453,529              28,466            507,848               84,174
                                           ------------        ------------       ------------         ------------
             Total operating expenses         7,921,420          10,245,471         23,261,041           28,575,076
                                           ------------        ------------       ------------         ------------
             Operating loss                  (5,208,866)         (7,415,868)       (19,090,063)         (19,674,138)
Interest and other, net                          30,433             234,965            311,226            1,007,275
                                           ============        ============       ============         ============
             Net loss                      $ (5,178,433)       $ (7,180,903)      $(18,778,837)        $(18,666,863)
                                           ============        ============       ============         ============

Loss per common share                      $      (0.38)       $      (0.53)      $      (1.38)        $      (1.39)
                                           ============        ============       ============         ============

Weighted average common stock and
       common equivalent shares              13,679,239          13,523,500         13,635,203           13,404,726
                                           ============        ============       ============         ============


                            See accompanying notes.

                                7TH LEVEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                              Nine Months Ended  Nine Months Ended
                                                              September 30, 1997 September 30, 1996
                                                              ------------------ ------------------
Cash flows from operating activities:
 Net loss                                                       $(18,778,837)      $(18,666,863)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                 3,097,171          1,781,972
     Gain on sale of building                                        (94,802)                 -
     Gain on early retirement of debt                                (10,142)                 -
     Change in operating assets and liabilities                    4,553,338            156,515
                                                                ------------       ------------
         Net cash used in operating activities                   (11,233,272)       (16,728,376)
                                                                ------------       ------------

Cash flows from investing activities:
 Acquisitions, net of cash acquired                                        -              6,323
 Capital expenditures                                               (437,464)        (7,455,382)
 Proceeds from sale of building                                    5,594,010                  -
 Other investments                                                         -           (400,000)
 Sale (purchase) of short-term investments                         3,791,162           (799,642)
                                                                ------------       ------------
         Net cash provided by (used in) investing activities       8,947,708         (8,648,701)
                                                                ------------       ------------

Cash flows from financing activities:
 Issuance of Common Stock under stock option
  and stock purchase plans                                           254,288            521,595
 Insuance of Common Stock                                                400                  -
 Borrowings (repayment) of bank line of credit                    (5,750,000)         6,000,000
                                                                ------------       ------------
         Net cash provided by (used in ) financing activities     (5,495,312)         6,521,595
                                                                ------------       ------------

         Effect of exchange rate changes on cash                     (29,013)             4,509
                                                                ------------       ------------
         Net decrease in cash                                     (7,809,889)       (18,850,973)
Cash and cash equivalents, beginning of period                    10,798,372         29,940,217
                                                                ============       ============
Cash and cash equivalents, end of period                        $  2,988,483       $ 11,089,244
                                                                ============       ============

                            See accompanying notes.

                                7TH LEVEL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

          The condensed consolidated financial statements of 7th Level, Inc. (the "Company") are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

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

OVERVIEW

     After announcing a new strategy to leverage the Company's core technology and to position the Company to benefit from the assets and technologies it has developed, the Company has moved aggressively to implement the new strategy. The Company is pursuing opportunities to benefit from the utilization of its technology and integrated studio capacity in conjunction with other content owners, developers and marketers, and is seeking to leverage its assets and technology through key strategic relationships.(1) During the third quarter, the Company closed satellite offices in Munich, San Francisco and Tokyo, dismantling its international distribution and localization business and continued its transition out of the game publishing business in the U.S. The Company sold one interactive software title in the final stages of development, Dominion, for $1,800,000, in September under an agreement which also included a license of its TopGun development technology to the purchaser. In addition, in November, the Company entered a master distribution agreement with Take-Two Interactive Software, Inc. ("Take-Two") to distribute Meaning of Life, its third Monty Python title which was completed in early November. The Company expects to stay in the Python business and is currently in negotations with respect to publishing and distributing future Python titles with Take-Two. The Company is also engaged in negotiations for the sale of its other major title in production, Return to Krondor, including the sale of its wholly owned 3D game subsidiary, PyroTechnix.

     In three successive Tamagotchi contracts with Bandai Digital Entertainment Corporation, the Company has demonstrated its technical capabilities in delivering high quality digital content in a variety of media. The Company completed a CD ROM title using Bandai characters in less than three months, created an IE 4.0 Tamagotchi channel on Microsoft's internet channel using the same assets and finally, entered a contract to provide a Tamagotchi video.

     The Company continues to use cash and operate at a significant loss, (See "Liquidity and Capital Resources") however the Company has significantly reduced expenses. Staffing decreased from 220 employees at the end of the second quarter of 1997 to just over 90 in early November 1997. The Company believes actions taken in the third quarter and early fourth quarter will reduce expenses by over $12 million on an annual basis, to less than one half the rate experienced in the first half of 1997. Management continues to review, evaluate and revise the Company's operations and priorities.(1)

     In early November, the Company announced it was negotiating a possible merger with a technology development company focused on building tools for interactive online and other digital platforms. While there can be no assurances the negotiations will be completed or that if completed, the merger will be successfully concluded, the Company believes the proposed merger will significantly accelerate and enhance the implementation of its strategy to become a provider of integrated solutions, tools and technology.

     The Company expects that its operating results will fluctuate as a result of a variety of factors, including customer demand for licensing its technologies, its ability to achieve and maintain technological and quality leadership by anticipating and developing new technologies in a timely and cost efficient manner, management and control of expenses, consumer market acceptance for products developed for strategic partners and the seasonal nature of the market for consumer software with the peak demand in the fourth calendar quarter or holiday selling season.(1)


RESULTS OF OPERATIONS

Three Month Periods Ended September 30, 1997 and September 30, 1996

     In the three months ended September 30, 1997, 7th Level net revenues were $3,271,245, including $1,800,000 for the sale of the Dominion title, compared to the $4,807,418 achieved in the three months ended September 30, 1996. The Company launched no new titles and experienced low sales on titles in the back catalog during the three months ended September 30, 1997. By contrast, in the three months ended September 30, 1996 the Company had substantial development revenue from a new Disney Interactive title and other third parties and also experienced strong sales of existing titles such as Monty Python's Quest for the Holy Grail, which has been one of the Company's most successful titles. In the third quarter of 1997, approximately 55% of net revenues related to the Dominion sale, 23% of net revenues related to other product sales and the remaining 22% was from licensing, OEM and development contracts. In comparison, the composition of net revenues in the third quarter of 1996 included approximately 65% of revenues from product sales and 35% from licensing, OEM and development contracts.

     Cost of revenues for the quarter ended September 30, 1997 was $558,691 or 17% of net revenue, including product development, manufacturing, and royalty and licensing costs of $194,866, $166,129 and $197,696, respectively. For the quarter ended September 30, 1996, cost of revenues was $1,977,815 or 41% of net revenues. The significant decrease in cost of revenues in the 1997 period as a percentage of net revenues is due to various factors including a very low cost associated with the Dominion sale and lower royalty expenses corresponding to the decreased product revenues. The Company expects fluctuations in gross margin in the future as changes occur in the composition of the revenues and the associated cost of revenues.(1)

     Research and product development expenses were $4,370,096 and $6,448,529 for the three months ended September 30, 1997 and 1996, respectively. Research and product development costs decreased in the 1997 period as the Company continued to reduce headcount and related expenditures. Approximately $250,000 related to the closing of the international localization studios is included in the 1997 amount. Results from the 1996 period include spending for approximately ten titles in active production, compared to about five titles in the 1997 period. In the three months ended September 30, 1997 and 1996, research and product development expenses include $1,608,337 and $3,482,090 for production costs, $1,071,323 and $1,565,436 for software research and development, and $1,690,436 and $1,401,003, respectively, for expenses of the companies acquired in 1995 and 1996 to provide expertise in the development of 3D technology and graphics design and to provide the capabilities needed to expand into the Asia Pacific market.

     Sales and marketing expenses were $1,808,237 and $2,532,481 for the quarters ended September 30, 1997 and 1996, respectively. Sales and marketing expenses included $446,321 and $1,228,525 of expenses for advertising, marketing and public relations and $1,361,916 and $1,303,956 of expenses related to internal staffing for the three months ended September 30, 1997 and 1996, respectively. Internal staffing costs for the 1997 period included approximately $675,000 related to closing of the international sales offices in Tokyo and Munich. The decrease in sales and marketing expenses is due to minimal advertising and marketing costs associated with no new titles and a reduction of internal staffing in the third quarter of 1997.

     General and administrative expenses for the three months ended September 30, 1997 were $1,289,558 compared with $1,235,995 for the three months ended September 30, 1996. Amortization for the 1997 period includes a write off of the goodwill associated with the San Francisco-based Lanpro entities acquired in December 1995.

     Net interest income and other was $30,433 for the three months ended September 30, 1997 compared to $234,965 for the three months ended September 30, 1996. The decrease in interest income was due to lower average cash balances in the third quarter of 1997 compared to 1996.

Nine Month Periods Ended September 30, 1997 and September 30, 1996

          For the nine months ended September 30, 1997, net revenues totaled $8,432,817 compared to $14,206,389 for the nine months ended September 30, 1996. Product sales decreased 56% in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Additionally, the Company experienced declines in licensing, OEM and development revenues resulting in an overall 41% decrease between the two periods.

          Cost of revenues during the nine months ended September 30, 1997 was $4,261,838 or 51% of net revenue. For the nine months ended September 30, 1996 cost of revenues was $5,305,451 or 37% of net revenue. The gross margin was negatively impacted by changes in the revenue mix for the nine months ended September 30, 1997, through the inclusion of substantial returns and price protection adjustments and development revenue, which has a higher cost of revenue than product sales or OEM licensing revenue.

          Research and product development expenses were $12,991,379 for the nine months ended September 30, 1997 compared to $16,444,911 for the nine months ended September 30, 1996. Research and product development expenses decreased 21% over the same period of the prior year, although the Company continues to experience higher costs than expected on several titles.

          Sales and marketing expenses were $5,532,830, or 66% of revenues, for the nine months ended September 30, 1997, compared to $8,470,944, or 60% of revenues, for the nine months ended September 30, 1996. Excluding costs for closing the Company's international sales offices, internal staffing expenses decreased approximately $700,000 or 30% as a result of various cost savings measures including staff reductions. Costs for advertising, marketing and public relations decreased 52% in the first nine months of 1997 compared to the first nine months of 1996.

          General and administrative expenses were $4,228,984 for the nine months ended September 30, 1997, compared with $3,575,047 for the nine months ended September 30, 1996. Approximately $400,000 of the increase in the 1997 period was associated with expenses related to employee resignations in the first quarter of 1997.

          While the Company has continued to reduce total operating expenses over the last three quarters, the Company has maintained a high capacity in a number of departments to retain a high degree of flexibility to pursue new business opportunities. The Company has taken actions to significantly reduce this capacity and these expenses in the third and early fourth quarter of 1997. In addition, the Company is seeking offers for The Gatherer, a game title being developed for the Company by Future Endeavors, which the Company has funded through advance royalties which represent approximately 50% of the other current asset balance at September 30, 1997.

          Net interest income and other was $311,226 for the nine months ended September 30, 1997 compared to $1,007,275 recognized in the nine months ended September 30, 1996. The decrease is primarily because of lower cash balances available for investment along with higher average debt outstanding.


LIQUIDITY AND CAPITAL RESOURCES

          As noted in the previous quarterly report, in March 1997 there was a substantial change in the Company's management. During the last eight months management has been re-examining the Company's business and assets, and is aggressively moving to establish a strategy to benefit the Company and its shareholders. The Company retained a financial advisor to provide consulting services and assist the Company in evaluating its business opportunities, resources and requirements. Management has announced and is in the process of implementing a strategy with a view to generating capital through the utilization of its technology assets by pursuing strategic combinations, joint ventures and other potential arrangements with a variety of potential partners. The Company is also seeking to realize value and capital resources by capitalizing on its educational and entertainment assets with a variety of marketing and other partners. In mid-November, the Company entered a master distributor agreement with Take-Two to distribute Meaning of Life, its third Monty Python title. During the third quarter, the Company sold one game title in the final stages of development and is currently in discussions on another. Although discussions continue to progress, there can be no assurance that any of these arrangements will be consummated on terms acceptable to the Company, if at all.

          Cash and short term investments decreased $11,594,918 during the first nine months of the year to $3,688,924 at September 30, 1997. The decrease is primarily the result of the net loss of $18,778,837 in the nine months ended September 30, 1997 offset by the positive impact from the management of cash receipts and payments as well as the non-cash depreciation and amortization expenses. In the quarter ended September 30, 1997, the Company's cash balance decreased $3,294,191 which benefited from the $1,800,000 proceeds from the sale of the Dominion title. The Company has significantly curtailed capital expenditures, with disbursements of $158,208, net of the office building, in the first nine months of 1997 compared to $7,455,382 in the same period of 1996. Capital expenditures for the balance of 1997 are anticipated to be in line with the year to date expenditure rate(1), however, the Company continues to use cash and operate at a loss.

          The Company has taken steps to significantly reduce its cash usage and operating expenses. The Company believes that the actions taken, coupled with the anticipated sale of PyroTechnix will reduce operating expenses and cash requirements by over $12 million on an annual basis to one half the current rate of $2 million per month by December, 1997. The Company's cash balance is anticipated to increase by $1.5 million in mid-November with the receipt of the advance for Meaning of Life. The Company anticipates while the price is expected to be less than the advance received against the Python properties, the sale of Return to Krondor and other game titles will also be significant and will provide an important addition to operating funds in the fourth quarter of 1997.

          In August, the Company announced an immediate and near-term objective to generate additional capital necessary to implement its new business strategy. The Company is pursuing this objective through the sale of its titles and by signing a new master distribution agreement. In addition, in concert with the announced merger discussions, one of the Company's immediate priorities is to identify funding for the new business, and that while the merger may or may not be completed, the Company plans to pursue additional capital. In the event that the Company is unable to generate capital from the strategic activities described above, or is unable to adequately reduce its usage rate, current assets alone, including an approximate $2.3 million balance of cash and short-term securities available at October 31, 1997, may be insufficient to satisfy the Company's capital requirements for the next four months (1). As articulated above, the Company's main focus in addressing its liquidity needs is the pursuit of various strategic transactions which are the subject of ongoing discussions.


RECENTLY ISSUED ACCOUNTING PRINCIPLES

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. Upon adoption, all prior period per-share information must be restated. The adoption of SFAS No. 128 is not expected to affect the Company's previously reported loss per share amounts.

------------------------------------
(1) Certain statements contained herein including those indicated by (1) are forward looking statements that involve risks and uncertainties. Accordingly, no assurance can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by the Company. These factors include the Company's ability to generate cash income in the fourth quarter of 1997, the success of the Company's cost reduction strategy, the ability to attract and retain strategic partners, the ability to leverage intangible assets in its technology, the ability to complete new projects at planned costs and on planned schedules and the market acceptance of the Company's products. See the discussion of the Company's business and a description of the various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statement which is included in
     Item 1. of the Company's Report on Form 10-K for the year ended December 31, 1996.

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

                                      7TH LEVEL, INC.



Date: November 14, 1997               By: /s/ DAVID W. CRAIG
                                         ---------------------------------------
                                          David W. Craig
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)