Form 10-K405
period 1997-12-31
7TH LEVEL INC
filed 1998-04-15
CIK 920038

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________

                        Commission file number: 0-24936

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]     No [_]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 18, 1998 was approximately $20,486,618. As of February 18, 1998, there were 13,783,736 outstanding shares of the registrant's common stock.

                               Table of Contents


                                                                         Page
                                                                         ----
                                    PART I
Item 1.        Business                                                    3
Item 2.        Properties                                                  9
Item 3.        Legal Proceedings                                           9
Item 4.        Submission of Matters to a Vote of Security Holders         9

                                    PART II
Item 5.        Market for Registrant's Common Equity and Related
                 Stockholder Matters                                      10
Item 6.        Selected Financial Data                                    11
Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      12
Item 8.        Financial Statements and Supplementary Data                18
Item 9.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                      36


                                   PART III
Item 10.       Directors and Executive Officers of the Registrant         36
Item 11.       Executive Compensation                                     38
Item 12.       Security Ownership of Certain Beneficial Owners and
                 Management                                               42

Item 13.       Certain Relationships and Related Transactions             43

                                    PART IV
Item 14.       Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K                                      44

                                     PART I
ITEM 1.  BUSINESS

     General

     7th Level, Inc. (the "Company") began as a developer and publisher of interactive multimedia entertainment and edutainment products and a creator of proprietary multimedia development tools and technologies. The Company integrated its computer-based production techniques with the creativity, production talent and storytelling skills of Hollywood in the development of numerous award winning interactive software products. The Company's integrated production process was designed to produce feature-film quality animation as well as 3D, video and audio content primarily for CD-ROM but also for other media platforms on a cost-effective and timely basis. The Company has been developing a proprietary tool suite, known as Studio 7/TM/, which includes TopGun/TM/, a Windows-based next-generation authoring and playback engine, Annie(R), a digital inking and painting software system customized for automatic script generation, several plug-ins that connect to other technologies and an automated asset and production management system.

     Business Strategy

     The Company was founded in 1993 with the goal of becoming a leading developer and publisher of interactive entertainment and educational products as well as the creator of state of the art tools and technologies. While the Company succeeded in garnering great respect in the industry and numerous awards for its achievements, it was unable to generate a profit from the publishing business or to commercialize its tools. In February 1997, the Company announced the termination of its educational efforts and its decision to concentrate on the development and publishing of games. Due to numerous difficulties including schedule and budget over-runs, the Company's first hard core game release proved to be unprofitable.

     In March 1997, the Company underwent a change in management. New management began immediately to evaluate the Company's existing business and concluded that the Company required a change in business direction. In August 1997, new management announced its strategy to quickly transform the Company from being a self-funded content developer and publisher to being a leading edge supplier of custom and packaged new media and electronic commerce solutions for a broad array of applications and platforms, including online, CD-ROM and video. The new strategy called for focusing the Company's resources on developing the services and solutions side of its business and for the commercialization of the Company's tools and technologies, all of which would require some further investment and development. The Company retained a financial advisor to provide consulting services and assist the Company in evaluating its business opportunities, resources and requirements.

     The Company streamlined its operation by divesting itself of its games development groups and concentrated on building strategic relationships with major corporations, brand and content owners, developers and marketers in order to leverage its systems, its expertise and its technology to provide content and technology solutions to these partners. The Company then moved aggressively to identify a viable and complementary partner with the appropriate technology assets and management expertise necessary to implement the new strategy. The Company also has been pursuing opportunities to benefit from the utilization of its technology and integrated studio capacity in conjunction with other content owners, developers and marketers, and is seeking to leverage its assets and technology through key strategic relationships/(1)/. There can be no assurance that the Company's new strategy will be successful. In addition, the profitability of the Company in the near future will be adversely affected since the Company will incur additional expenses to implement its new strategy, particularly expenses in completing the development and integration of its tool suite and investments in expanding its integrated custom solutions business.

     The Company's ability to derive revenues from new media solutions will depend in part upon a growing industry and the infrastructure for providing Internet access and carrying Internet traffic/(1)/. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone or timely development of complementary products, such as high speed modems. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be and remain a viable commercial marketplace. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, and quality of service) remain unresolved and may impact the growth of Internet use. There can be no assurance that the Internet will become a viable commercial marketplace. If the necessary infrastructure or complementary products are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, operating results and financial condition could be materially adversely affected.

     The digital media, Internet and on-line services market and the personal computer industry in general are characterized by rapidly changing technology, resulting in short product life cycles and rapid price declines. The Company's success is dependent upon, among other things, the ability of the Company to achieve and maintain technological and quality leadership by anticipating and developing new technologies and to remain competitive in terms of price and performance and evolving industry standards and practices/(1)/. If the Company were unable, due to resource constraints or technological or other reasons, to develop new technologies in a timely manner, this inability could have a material adverse effect on the Company's results of operations.

     The Company's new strategy involves entry into two new markets. The Company is devoting substantial resources to the development of the integrated custom solutions business and intends to offer a full range of services from consultation and design for new media and electronic commerce to fully integrated and scalable 2D and 3D content and technology creation, rapid authoring and flexible playback and comprehensive production and development management/(1)/. While the Company believes that its experience in development and production for third parties will translate well to the integrated custom solutions business, there can be no assurance that the Company will be able to develop this new business or as to the timing or extent of such development.
The Company also intends to enter the market for packaged development tools through the development of a commercial version of its existing Studio 7/TM/ technology integrated with Pulse's 3D capabilities/(1)/. There can be no assurance that the Company can integrate the suite of tools successfully or that if completed, the tools can achieve commercial success given that this market is characterized by an existing installed base of competitors' tools. Furthermore, the Company's entry into the above-described new markets will require the Company to change its product distribution from an indirect model through retail distribution to a model involving direct sales to certain large multimedia and other technology companies and indirect sales through strategic partnerships, resellers and retail distribution. The Company has had relatively little experience in certain of these distribution methods and there can be no assurance that the Company will be successful in selling its products through these new channels.

     Agreement to Merge

     On November 17, 1997, the Company announced it had signed a letter agreement to merge (the "Merger") with Pulse Entertainment, Inc. ("Pulse"). The Merger is subject to a number of conditions including, but not limited to, approval by a majority of the shareholders of both companies, delivery of a fairness opinion and the raising of $15,000,000 in private securities (the "Financing") to support the Company's completion of its tools and provide working capital to market those tools and to staff up for the solutions business. The Company has retained Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") to provide a fairness opinion with respect to the consideration to be paid in the Merger. The Merger will be accounted for as a reverse acquisition for accounting and financial reporting purposes with the Company being designated as the acquiree and Pulse as the acquiror. On February 25, 1998, the definitive Agreement and Plan of Merger (the "Merger Agreement") was signed by the Company and Pulse. Representatives of the boards of directors of the Company and Pulse have met and agreed to consider reevaluating certain terms of the Merger and/or whether or not the Merger should go forward. There can be no assurance that the Merger will be successfully concluded.

     Principal Services

     The Company's strategy is to become a leading supplier of custom solutions and services, and tools and technologies/(1)/. Consequently, the Company has sold or licensed its game properties during the second half of 1997 to allow it to focus its technical, production and marketing resources on expanding its custom solutions business and on completing its Studio 7/TM/ suite of tools.

     Integrated Custom Solutions

     The Company intends to offer customers a full range of services from consultation and design for their new media and electronic commerce needs, to fully integrated and scalable 2D content and technology creation, rapid authoring and flexible playback and comprehensive production and development management/(1)/. The Company's strategy and business plan is to provide custom new media solutions for corporations, entertainment, media and content companies, advertising agencies, systems integrators and communications providers/(1)/. While the senior management of the Company is experienced in advertising and promotional media and marketing, the Company also intends to accelerate its penetration into this new market by partnering with other larger organizations to leverage their marketing and sales capabilities.

     The Company believes its core competency in the integrated solutions business is in interactive design and integration and implementation of both content development and technology with a focus on intelligent delivery and retrieval of data and compelling presentation. The Company's suite of tools, Studio 7/TM/, features a proprietary, next-generation authoring and high-speed playback technology and a fully integrated production process. The Company has built a state of the art, scalable digital production studio that features fully integrated content creation, asset management, digital ink and paint, animation, video and audio creation and processing, and automated production management. The studio is located in the media center between Glendale and Burbank, California, where the talent pool allows for a swift ramp-up of qualified personnel for large scale productions.

     Currently, the Company is providing custom content and technology solutions to Bandai Digital Entertainment and Microsoft Corporation ("Microsoft"), among others. In these relationships, the Company is engaged to design and create a solution on a fee-plus-royalty or license basis. Management has extensive experience in consultation, design and implementation, and the Company intends to expand the consultation side of its business in the future.

     Packaged Solutions: Tools and Technology

     With the convergence of content to digital media and a trend toward networks and interactivity, the Company believes the demand for tools to create, manipulate, author and deliver content will grow rapidly/(1)/. Digital content creators from large corporations to small web developers and even consumers require network-oriented tools that help them create highly visual, interactive content quickly and cost effectively. The Company's tools have been built from their inception with these uses in mind. The tools are designed to be used by non-engineers and content makers to create presentations, intelligent characters, games, and full multimedia experiences and to deliver all of the above across a wide array of platforms including networks, CD-ROM and video/(1)/.

     In combination with Pulse, the Company expects to initially market a suite of smaller tools and plug-ins for use in different forms of digital content creation across a variety of media, including a web character building tool that allows users to download a character and synchronize it with streaming audio/(1)/. With the full integration of the Company's Studio 7/TM/ and Pulse's 3D capabilities, the Company will then be able to offer a comprehensive tool suite featuring scalable architecture, a next generation 3D and 2D authoring tool, an on-line interactive 3D plug-in, as well as simple plug-ins for existing technologies and post production tools/(1)/. The Company intends to market these tools to a broad array of users including web developers, corporate creative services departments, design professionals, game developers and post-production houses/(1)/.

     The Company expects the market for both custom integrated solutions and the market for tools and technology to grow rapidly/(1)/. At the same time, the Company expects its integrated solutions business to identify and define the next generation of tools and technology which can be brought to market with minimal additional development costs/(1)/. However, while the market is expected to grow rapidly and the Company believes it offers leading edge technology and know-how, there can be no assurance that the Company will be able to secure an adequate volume of solutions business on terms favorable to the Company, or that the Company can complete the integration of its suite of tools successfully or that if completed, the tools can be sold in sufficient quantities to be profitable. The Company expects that 1998 results will reflect a significant operating loss as the Company completes the development and integration of its tool suite and invests in expanding its integrated custom solutions business/(1)/.

     Competition

     The Company's new strategy is to offer a complement of design, production and technology capabilities for the production and delivery of interactive digital content, delivered on-line to the Internet or intranets. The Company's competitors in the integrated solutions business include companies with a background in the field of marketing, as well as those with a focus on production and technology. Competitors include companies such as CKS Partners, Poppe Tyson Interactive (Neterra), a division of Poppe Tyson Group, Inc., Pittard Sullivan New Media, and USWeb Corp., as well as a large number of "web shops." These companies and others may utilize advanced technology and may have long standing client relationships and an understanding of a client's business that are important competitive advantages. The barriers to entry in this emerging business are also low and the Company expects to compete with companies providing a variety of services ranging from strategy consulting, to analysis and design, to technology development to implementation, integration and maintenance. The Company expects that the size and anticipated growth rate of the market and the lack of full range service vendors and rapidly evolving technology and standards will attract new competitors, as well as attract major investments from computer hardware vendors, telecom companies, Internet service providers and major software vendors.

     In the multimedia tools market, the Company faces competition from established suppliers with integrated and fully developed offerings such as Macromedia Inc. ("Macromedia"), Kinetix, a division of Autodesk, Inc., Silicon Graphics Inc. ("SGI") and Microsoft with principal products that have achieved market acceptance.. In addition, the high growth of the web network or Internet has also seen the creation of a large number of new companies with leading edge technology, including a number of new companies with key individuals from Macromedia, Apple Computer, Inc., SGI and other strong technology companies.

     Competition will also be influenced by the timing of competitive product releases and the similarity of such products to those of the Company/(1)/. In addition, the Company believes that potential new competitors, including large software companies, media companies and film studios are increasing their focus on the interactive entertainment market/(1)/. There can be no assurance that the Company will be able to compete successfully with current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

     Sales and Marketing

     In support of the Company's original strategy to develop and publish interactive entertainment products, the Company's initial marketing efforts entailed indirect retail techniques such as advertising, in store promotions, direct funding to resellers for specific marketing plans, Internet product demonstrations and samples, direct mail campaigns and attendance at consumer trade shows. In addition, the Company invested in a marketing approach which included hosting an interactive Internet Web site, PythonOnline, an Internet-based entertainment site with several Studio 7 enabled games. However, the Company's new strategy involves entry into two new markets. The Company's entry into these new markets will require the Company to change its product distribution from an indirect model through retail distribution to a model involving direct sales to certain large multimedia and other technology companies and indirect sales through strategic partnerships resellers and retail distribution/(1)/. The Company has had relatively little experience in certain of these distribution methods and there can be no assurance that the Company will be successful in selling its products through these new channels.

     In the custom integrated solutions business, the Company plans to directly market and license a full range of custom solutions from consultation and design for new media and electronic commerce to fully integrated and scalable content and technology creation, primarily to corporate customers/(1)/. Business development professionals will work to identify and close opportunities across a wide range of markets and applications, including computer based training and advertising and in-house corporate production studios/(1)/. While the Company believes that its experience in development and production for third parties will translate well to the integrated customs solutions business, there can be no assurance that the Company will be able to develop this new business or as to the timing or extent of such development.

     The Company also intends to enter the market for packaged development tools through the development of a commercial version of its existing Studio 7/TM/ technology integrated with Pulse's 3D capabilities/(1)/. The Company's packaged solutions are planned to be marketed indirectly through VARs, and directly through licensing, retail and custom solutions/(1)/. The Company plans to partner with leading software vendors to integrate and extend their products with customized technology from the Company while leveraging their existing sales channels/(1)/. There can be no assurance that the Company can integrate the suite of tools successfully or that if completed, the tools can achieve commercial success given that this market is characterized by an existing installed base of competitors' tools.

     Manufacturing and Distribution Risks; Product Returns

     The production of the Company's tools products consists of pressing CD-ROM disks, assembling purchased product components, printing product packaging and user manuals and packaging finished products, all of which are performed for the Company by third party vendors in accordance with the Company's specifications and forecasts. While these services are available from multiple parties and at multiple sites, there can be no assurance that an interruption in the manufacture of the Company's products could be remedied without undue delay and without materially and adversely affecting the Company's results of operations. The Company plans to sell product indirectly through VAR's and through licensing, retail and custom solutions/(1)/. These distribution channels have been characterized by rapid change, including consolidations and financial difficulties of certain distributors and the emergence of new channels for distribution including on-line. In addition, there are an increasing number of companies competing for access to these channels.

     Employees

     The Company has reduced the number of its employees from 253 at the end of 1996 to approximately 30 in February 1998, all of whom are employed in either the Richardson, Texas or the Glendale, California location. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relationships with its employees are satisfactory.

     The Company's business is labor intensive and its future success depends to a significant degree on the continued service of its key personnel (and upon consummation of the Merger, the continued service of Pulse's key personnel) and on its ability to attract, motivate and retain highly qualified employees who can provide the technology, marketing, creative and professional skills required to provide customer solutions. The Company's key employees may voluntarily terminate their employment with the Company at any time. Competition for such employees is intense and the process of locating key management and technical personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. Accordingly, the loss of the services of key personnel or the inability to recruit new employees with the appropriate skills could have a material adverse effect upon the Company's results of operations and on its research and development efforts.
--------------------------------------------
/(1)/ This statement is a forward looking statement that involves risks and uncertainties. Such statements reflect the current views of management of the Company, are based on many assumptions, including, but not limited to, that no significant changes will occur in the operating environment of the Company, and are subject to risks, uncertainties and other factors which could cause these statements to differ materially from what actually occurs. The Company may execute new agreements, terminate existing agreements or enter into new financing arrangements that may affect the accuracy of these statements. None of these events can be predicted with certainty, and, accordingly, are not taken into consideration in the making of the forward-looking statements. Readers are cautioned to carefully consider such factors. There is no assurance that the assumptions used are necessarily the most likely to occur. The Company assumes no obligation to update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting such statement.

ITEM 2.  PROPERTIES

          The Company's headquarters are based in Richardson, Texas. It currently leases an approximately 23,500 square foot office facility pursuant to a lease expiring in July 31, 1999, with a Company option to renew. The Company also leases a 38,000 square foot production facility and studio in Glendale, California under a seven-year lease, expiring in 2002.



ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in certain claims and lawsuits which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on the Company's financial position, results of operations or cash flows.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's common stock is quoted on the NASDAQ National Market System under the symbol "SEVL". At February 25, 1998, the number of record holders of the Company's common stock exceeded 800. The following table sets forth the range of high and low bid quotations for the Company's common stock as reported by the NASDAQ National Market System during the periods as indicated.

          QUARTER ENDED                 HIGH                LOW
          -------------                 ----                ---
       March 31, 1996                   $15.00             $9.25
       June 30, 1996                     14.25              8.25
       September 30, 1996                13.00              5.88
       December 31, 1996                  6.50              3.38
       March 31, 1997                     5.00              2.88
       June 30, 1997                      4.00              1.50
       September 30, 1997                 3.94              1.63
       December 31, 1997                  3.44              1.38

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


                                   7TH LEVEL SOLE                                      COMPANY
                                   PROPRIETORSHIP  ---------------------------------------------------------------------------
                                    PERIOD FROM         PERIOD FROM
                                    JAN. 1, 1993       APR. 28, 1993                              YEAR       YEAR       YEAR
                                    (INCEPTION)         (INCEPTION)                               ENDED      ENDED      ENDED
                                      THROUGH             THROUGH             YEAR ENDED        DEC. 31,   DEC. 31,   DEC. 31,
                                    DEC. 31, 1993       DEC. 31, 1993      DECEMBER 31, 1994      1995       1996       1997
                                  -----------------   -----------------  ---------------------  ---------  ---------  ---------
                                       ACTUAL              ACTUAL         ACTUAL   COMBINED(1)   ACTUAL     ACTUAL     ACTUAL
                                  -----------------   -----------------  --------  -----------  ---------  ---------  ---------
STATEMENT OF OPERATIONS DATA:                          (in thousands, except per share amounts)
Net revenues (2)................  $         -         $       -          $ 4,103      $ 4,708   $ 12,161   $ 20,549   $ 10,499
Income (loss) from
  operations....................       (2,149)                20          (6,260)      (6,064)   (15,581)   (25,508)   (23,790)
Net income (loss)...............       (2,151)                15          (6,453)      (6,301)   (14,603)   (24,253)   (22,458)
Basic and diluted loss per
   common share.................            -                 -            (0.85)           -      (1.33)     (1.80)     (1.64)
Basic and diluted weighted
   average shares outstanding...            -                 -            7,888            -     10,961     13,442     13,697


                                    7TH LEVEL SOLE                                   COMPANY
                                    PROPRIETORSHIP --------------------------------------------------------------------------
                                    DEC. 31, 1993   DEC. 31, 1993  DEC. 31, 1994  DEC. 31, 1995  DEC. 31, 1996  DEC. 31, 1997
                                    --------------  -------------  -------------  -------------  -------------  -------------
                                                                          (in thousands)
BALANCE SHEET DATA:
Total assets......................          $2,374            $30        $26,403        $54,562        $38,933         $9,855
Long-term debt  (including
  current  portion)...............           1,463              -          5,738            859          6,790            946
Stockholders' equity..............             660             25         19,184         48,265         24,652          2,459

_________________
(1) Gives effect to the results from 7th Level, Inc. and the 7th Level Sole Proprietorship on a combined basis.
(2) Net of allowance for product returns, stock balancing rights and allowances.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the consolidated financial statements and the notes thereto. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

OVERVIEW

     In August 1997, the Company announced a new strategy to leverage its existing core technology and to transition from being a self-funded content developer and publisher to position itself as a supplier of custom solutions and services, tools and technology. The Company has moved aggressively to implement the new strategy and is pursuing opportunities to benefit from the utilization of its technology and integrated studio capacity in conjunction with other content owners, developers and marketers, and is seeking to leverage its assets and technology through key strategic relationships. The Company closed satellite offices in Munich, San Francisco and Tokyo in the third quarter of 1997, dismantling its international distribution and localization business and sold the majority of its assets related to the game publishing business in the U.S. The Company sold one interactive software title in the final stages of development, Dominion, in September 1997 under an agreement which also included a license of its TopGun development technology to the purchaser. In November 1997, the Company entered a master distribution agreement with Take-Two Interactive Software, Inc. ("Take-Two") to distribute its catalog of Monty Python titles, including Meaning of Life which was completed in early November. In addition, in December 1997, the Company announced the sale of its PyroTechnix Inc. ("PyroTechnix") subsidiary, which included the sale of its other major title in production, Return to Krondor, and a license to its TopGun technology.

     The Company continues to use cash and operate at a significant loss, (See "Liquidity and Capital Resources") however, the Company has significantly reduced expenses. Staffing decreased from 253 employees at the end of 1996 to approximately 30 in February 1998. The Company believes actions taken in the second half of 1997 and early 1998 will reduce expenses by over $20 million on an annual basis, to less than one third the rate experienced in the first half of 1997/(2)/ Management continues to review, evaluate and revise the Company's operations and priorities.

     In November 1997 the Company signed a letter agreement to merge with Pulse. Under terms of the agreement, the Company must raise $15 million in private debt or equity financing as a requirement of the Merger. In February 1998 the Merger Agreement was signed by the Company and Pulse. There can be no assurance that the Merger will be successfully concluded./(2)/ See Business - Agreement to Merge.


RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 1997 and December 31, 1996

     The Company's strategy change in 1997 impacted all of its operations. Net revenues decreased 49% to $10,499,021 for the year ended December 31, 1997 compared to $20,548,725 for the year ended December 31, 1996. In 1997, product sales constituted approximately 40% of net revenue and the remaining 60% was from other sources, including the sale of a title in the final stages of development, Dominion, for $1,800,000, non-refundable advance royalties of $1,480,000 for Python titles, and approximately $1,200,000 from Microsoft for development and initial royalties on the Barney Actimates titles. In contrast, approximately 50% of 1996 net revenues came from product sales and the remaining 50% was from licensing, OEM (Original Equipment Manufacturer) and development contracts. Sales to customers outside of the United States in 1997 were similar to 1996 and approximated 23% of net revenue.

     Cost of revenues for the year ended December 31, 1997 was $4,541,960 or 43% of net revenue, including product development, manufacturing, and royalty and licensing costs of $1,641,749, $1,181,787 and $1,718,424, respectively. For the year ended December 31, 1996, cost of revenues was $8,298,647 or 40% of net revenues. Although the total cost of revenues as a percentage of net revenues was comparable between years, the 1997 revenues from the sale of Dominion and advance royalties for Python referred to above had a very low cost associated therewith which was offset by a much higher relative cost of revenues associated with the development contracts. The Company expects fluctuations in gross margin in the future as changes occur in the composition of the revenues and the associated cost of revenues./(2)/

     Research and product development expenses were $17,436,042 and $21,402,287 for the years ended December 31, 1997 and 1996, respectively. Research and product development costs decreased in 1997 as the Company reduced headcount and related expenditures. Approximately $700,000 related to the closing of the international localization studios is included in the 1997 amount. Research and production development expenses decreased 22% in 1997, excluding the one-time closing expenses, compared to 1996. Research and product development expenses for 1997 included $6,356,696 of production expenses, $5,873,907 for software research and development and $5,205,440 for expenses of the companies acquired in 1995 and 1996 (as described in note 4) to provide expertise in the development of 3D technology and graphics design and to provide the capabilities needed to expand into the Asia Pacific market. In addition to the closure of international localization studios, the Company has significantly reduced head count in production and engineering in connection with the change in the strategic direction of the Company. Because a large portion of the 1997 staffing cuts were implemented late in the year, the impact of these changes is expected to primarily benefit future periods./(2)/

     Sales and marketing expenses were $6,118,011 and $11,409,102 for the years ended December 31, 1997 and 1996, respectively. Included in the 1997 amount is approximately $965,000 related to the closing of the Company's international sales offices. Sales and marketing expenses for 1997 included $2,425,056 of expenses for advertising, marketing and public relations and $3,692,955 of expenses related to internal staffing. For 1996, expenses of $6,327,266 for advertising, marketing and public relations and $5,081,836 related to internal staffing were incurred. Excluding costs for closing the Company's international sales offices, sales and marketing expenses decreased approximately $6,250,000 or 55% in 1997 compared to 1996. As a percentage of net revenues, sales and marketing expenses related to internal staffing increased to 35% in 1997 from 25% in 1996. However, the advertising, marketing and public relations expenses decreased to 23% from 31% as a percentage of net revenues in 1997 compared to 1996. The Company has effected various cost savings measures including staff reductions related to sales and marketing and significantly lower advertising expenditures following departure from the games business.

     General and administrative expenses for the year ended December 31, 1997 were $5,683,859 compared with $4,827,618 for the year ended December 31, 1996. Approximately $400,000 of the increase of $856,241 is associated with expenses related to employee resignations in the first quarter of 1997. Additionally, the Company incurred higher legal and professional fees in 1997 which also contributed to the increase in general and administrative fees compared to 1996.

     Amortization of intangible assets was $509,444 for the year ended December 31, 1997 compared to $119,428 for the year ended December 31, 1996, and primarily represents amortization of intangible assets acquired in the Lanpro Acquisition (see note 4.) These assets were acquired on December 29, 1995 and were being amortized over periods up to seven years; however, the assets were written off when the Company closed its offices in San Francisco and Tokyo.

     Interest income was $340,434 for the year ended December 31, 1997 compared with $1,332,578 in the year ended December 31, 1996. This change was due to lower average cash balances which were available for investment during 1997. Interest expense was $121,321 and $76,511 for the years ended December 31, 1997 and 1996, respectively. Approximately $188,000 of interest expense was capitalized as a cost of financing the acquisition of a tract of land and office building construction during 1996.

     Other income was $1,113,505 for the year ended December 31, 1997 compared with other expense of $445 for the year ended December 31, 1996. In November 1997, the Company sold its PyroTechnix subsidiary which included the sale of the Return to Krondor game title and a license to its TopGun technology and recognized a gain of approximately $1,033,000 which resulted in the significant increase over the 1996 amount. For the year ended December 31, 1997, the PyroTechnix subsidiary recognized revenues of approximately $320,000, cost of revenues of approximately $317,000 and operating expenses of approximately $1,527,000.


Comparison of Years Ended December 31, 1996 and December 31, 1995

     In 1996, 7th Level continued its growth in revenues with the introduction of new titles combined with development and licensing projects with third parties and sales of existing titles. Net revenues increased 69% to $20,548,725 for the year ended December 31, 1996 compared to $12,161,205 for the year ended
December 31, 1995.   In 1996, approximately 50% of revenues came from product
sales and the remaining 50% was from licensing, OEM and development contracts. In contrast, product sales in 1995 constituted 74% of revenues and the remaining 26% was from licensing and OEM agreements. The Company's most popular products include the two Monty Python titles and the Disney GameBreak! titles. During 1995, the Company had only one educational title. The various educational titles did not contribute significantly to revenue in 1996 as the new titles rounding out the series were introduced late in the year and competing products were well established in the market. Sales to customers outside of the United States in 1996 increased from 18% to approximately 23% of net revenue.

     Cost of revenues for the year ended December 31, 1996 was $8,298,647 or 40% of net revenue, including product development, manufacturing, and royalty and licensing costs of $2,672,528, $2,503,460 and $3,122,659, respectively. For the year ended December 31, 1995, cost of revenues was $2,250,673 or 19% of net revenues. The significant increase in cost of revenues in 1996 as a percentage of net revenues is due to several factors, including the lower margins associated with development revenue and higher royalty rates. The Company's royalty agreements generally provide for stepped increases in royalty rates based on quantities sold, and accordingly, such rates have reached higher royalty tiers on certain of the more popular releases such as the Python titles. Additionally, ACE VENTURA, which is a product of a joint venture between the Company and Morgan Creek has a low gross margin as the Company pays a high effective royalty rate to Morgan Creek. During 1995 cost of revenues was lower because relatively more revenues were generated from non-royalty bearing titles featuring internally-created characters. The Company expects fluctuations in gross margin in the future as changes occur in the composition of the revenues and the associated cost of revenues./(2)/

     Research and product development expenses were $21,402,287 and $11,224,981 for the years ended December 31, 1996 and 1995, respectively. Research and product development costs increased significantly during 1996 as the Company more than doubled its capacity from 1995, which involved internal expansion as
well as growth from acquisitions.   Results from 1995 included a $2,282,497
write off of in-process research and development expenses from the acquisitions of Distant Thunder and the Lanpro entities. Research and product development expenses for 1996 included $11,049,053 of production expenses, $6,118,089 for software research and development and $4,235,145 for expenses of the companies acquired in 1995 and 1996 (as described in note 4) to provide expertise in the development of 3D technology and graphics design and to provide the capabilities
needed to expand into the Asia Pacific market.   Although the Company
significantly reduced head count in production during the second half of 1996, such staff reductions followed a heavy production mode in various studio departments such as animation. The staffing cuts were effected in the latter months of the year and severance related amounts were included as expenses; therefore, the impact of these changes is expected to benefit future periods. The Company is focused on optimization of its production processes and technology and anticipates these measures will allow more efficient title development even with reduced staff resources./ (2)/

     Sales and marketing expenses were $11,409,102 and $6,697,846 for the years ended December 31, 1996 and 1995, respectively. Sales and marketing expenses for 1996 included $6,327,266 of expenses for advertising, marketing and public relations and $5,081,836 of expenses related to internal staffing. For 1995, expenses of $3,961,969 for advertising, marketing and public relations and $2,735,877 related to internal staffing were incurred. As a percentage of net revenues, sales and marketing expenses related to internal staffing increased to 25% in 1996 from 22% in 1995. However, the advertising, marketing and public relations expenses decreased slightly to 31% from 33% as a percentage of net revenues in 1996 compared to 1995. The Company has focused its efforts to review and implement only marketing activities with the highest returns.

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

     Amortization of intangible assets was $119,428 for the year ended December 31, 1996, and primarily represents amortization of intangible assets acquired in the Lanpro Acquisition (see note 4.) These assets were acquired on December 29, 1995 and are being amortized over periods up to seven years. Amortization of intangible assets for the year ended December 31, 1995 was $2,261,507 and primarily related to intangible assets acquired in the MetroCel asset acquisition in March of 1994 which were fully amortized by December 31, 1995.

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


LIQUIDITY AND CAPITAL RESOURCES
     The Company has incurred significant losses since inception, including operating losses of approximately $23.8 million, $25.5 million and $15.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. As a result, as of December 31, 1997, the Company does not have sufficient resources to meet its anticipated operating requirements during 1998 without obtaining additional financing.

     As noted in previous quarterly reports, in March 1997 there was a substantial change in the Company's management. Since that time, management has been re-examining the Company's business and assets, and is aggressively moving to establish a strategy to benefit the Company and its stockholders. The Company retained a financial advisor to provide consulting services and assist the Company in evaluating its business opportunities, resources and requirements. In the fourth quarter of 1997, the Company's cash and short term investments balance decreased $1,223,845 from $3,688,924 at September 30, 1997 to $2,465,079 at December 31, 1997 after the benefit of approximately $2,300,000 proceeds from the sale of the PyroTechnix subsidiary and advance royalties on the Python titles as described above. The Company believes that actions taken throughout the second half of 1997 to reduce operating expenses and cash usage, including the sale of PyroTechnix, have reduced operating expenses by over $20 million on an annual basis to less than $1 million per month as of December 31, 1997./(2)/

     The Company's immediate priority is to identify funding for the Company's new business strategy. In connection therewith, the Company is seeking to obtain approximately $15 million of financing through the private placement of equity or debt securities. The Company believes that current assets alone will be insufficient to satisfy the Company's capital requirements in the short term./(2)/ Accordingly, the Company is seeking to secure financing which is the subject of ongoing discussions. There can be no assurance that the private placement financing or other financing will be consummated on terms acceptable to the Company, or at all./(2)/

     During 1997 cash and short term investments decreased $12,818,763 to $2,465,079 at December 31, 1997. The decrease is the result of the net loss of $22,457,677 sustained during 1997 offset by proceeds from sales of assets and the positive impact from the management of cash receipts and payments as well as the non-cash depreciation and amortization expenses. During 1997, the Company sold its office building, which was under construction, for approximately $5.6 million and used the proceeds to pay down the outstanding balance of a similar amount under a bank line of credit.

     The Company has taken steps to significantly reduce its cash usage and operating expenses. However, the Company continues to use cash and operate at a loss. As articulated above, the Company's main focus in addressing its liquidity needs is the pursuit of financing. Although the Company believes that it will be able to obtain such financing, there can be no assurance to that effect, and the precise amount or composition of financing is uncertain and the terms thereof may be onerous./(2)/


RECENTLY ISSUED ACCOUNTING PRINCIPLES

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. The effective adoption of SFAS 130 is not expected to have a material impact on the Company's financial statements and related disclosures.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 31, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements. The effective adoption of SFAS 131 is not expected to have a material impact on the Company's financial statements and related disclosures.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2"), which will become effective for transactions entered into in fiscal years beginning after December 15, 1997. The effect of SOP 97-2, if implemented currently, would not result in significant changes to the Company's historical financial statements.

Year 2000 Impact

     During the fiscal year ended December 31, 1997, the Company began a process to identify and address issues surrounding the Year 2000 and its impact on the Company's computer operations. The issue surrounding the Year 2000 is whether the Company's computer systems will properly recognize data sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As the Company has not completed their initial assessment of the impact the Year 2000 may have on their computer operations, management can not estimate the costs associated with ensuring the Company's systems are Year 2000 compliant. However, there can be no assurance that the Company's systems nor the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999. If such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

-----------------------------------------------
/(2)/ This statement is a forward looking statement that involves risks and uncertainties. Accordingly, no assurance can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement. See the discussion of the Company's business and a description of the various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statement which is included in Item 1. of this report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedule

     Financial Statements:

     19  Independent Auditors' Report
     20  Consolidated Balance Sheets as of December 31, 1997 and 1996
     21  Consolidated Statements of Operations for the years ended December 31,
           1997, 1996 and 1995
     22  Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 1997, 1996 and 1995
     23  Consolidated Statements of Cash Flows for the years ended December 31,
           1997, 1996 and 1995
     24  Notes to Consolidated Financial Statements


     Financial Statement Schedule:

     S-1 Schedule II - Valuation and Qualifying Accounts for the years ended
           December 31, 1997, 1996 and 1995

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
7th Level, Inc.:

We have audited the accompanying consolidated balance sheets of 7th Level, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 7th Level, Inc. as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has suffered recurring losses since inception and does not currently have sufficient resources to meet its anticipated operating requirements during 1998, which conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties.

                                      KPMG Peat Marwick LLP


Dallas, Texas
January 30, 1998

                                7TH LEVEL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                December 31, 1997      December 31, 1996
                                                                -----------------      -----------------

                                     ASSETS

Cash and cash equivalents                                            $2,465,079              $10,798,372
Short-term investments                                                        -                4,485,470
Accounts receivable, net of allowances of $1,126,524
        and $1,565,291                                                1,112,026                6,130,903
Inventories                                                              18,477                  571,545
Building for sale                                                             -                5,117,222
Other current assets                                                    752,847                1,776,446
                                                                 ---------------          ---------------
                Total current assets                                  4,348,429               28,879,958
Fixed assets, net                                                     4,960,560                7,839,278
Intangible assets, net                                                   13,132                1,130,095
Other assets                                                            532,605                1,083,603
                                                                 ---------------          ---------------
                Total assets                                         $9,854,726              $38,932,934
                                                                 ===============          ===============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                     $1,111,732               $2,190,290
Accrued expenses                                                      4,549,868                4,594,153
Current portion of notes payable                                         79,318                5,633,675
Other current liabilities                                               803,006                  710,442
                                                                 ---------------          ---------------
                Total current liabilities                             6,543,924               13,128,560
Notes payable                                                           377,027                   94,626
Notes payable to related parties                                        108,108                  581,098
Other                                                                   366,212                  476,263
                                                                 ---------------          ---------------
                Total liabilities                                     7,395,271               14,280,547
Commitments and contingencies
Stockholders' equity:
        Preferred Stock, par value $0.01 per share,
                100,000 shares authorized; none issued
                or outstanding                                                -                        -
        Common Stock, par value $0.01 per share,
                20,000,000 shares authorized; 13,783,736 and
                13,579,522 shares issued and outstanding                137,837                  135,795
        Additional capital                                           70,642,628               70,347,110
        Accumulated deficit                                         (68,333,578)             (45,875,900)
        Cumulative translation adjustment                                12,568                   51,193
        Unrealized loss on investments                                        -                   (5,811)
                                                                 ---------------          ---------------
                Total stockholders' equity                            2,459,455               24,652,387
                                                                 ---------------          ---------------
                Total liabilities and stockholders' equity           $9,854,726              $38,932,934
                                                                 ===============          ===============


                            See accompanying notes.

                                7TH LEVEL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Year Ended           Year Ended            Year Ended
                                                   December 31, 1997     December 31, 1996   December 31, 1995
                                                   -----------------     -----------------   -----------------


Net revenues                                       $     10,499,021      $    20,548,725     $      12,161,205
Cost of revenues                                          4,541,960            8,298,647             2,250,673
                                                   ----------------      ---------------     -----------------
      Gross profit                                        5,957,061           12,250,078             9,910,532
                                                   ----------------      ---------------     -----------------

Operating expenses:
      Research and product development                   17,436,042           21,402,287            11,224,981
      Purchased in-process research and
         development                                              -                    -             2,282,497
      Sales and marketing                                 6,118,011           11,409,102             6,697,846
      General and administrative                          5,683,859            4,827,618             3,024,232
      Amortization of intangible assets                     509,444              119,428             2,261,507
                                                   ----------------      ---------------     -----------------
            Total operating expenses                     29,747,356           37,758,435            25,491,063
                                                   ----------------      ---------------     -----------------
            Operating loss                              (23,790,295)         (25,508,357)          (15,580,531)
Interest expense                                           (121,321)             (76,511)             (295,402)
Interest income                                             340,434            1,332,578             1,277,975
Other income (expense)                                    1,113,504                 (445)               (4,682)
                                                   ----------------      ---------------     -----------------
            Net loss                               $    (22,457,678)     $   (24,252,735)    $     (14,602,640)
                                                   ================      ===============     =================

Basic and diluted loss per common share            $          (1.64)     $         (1.80)    $           (1.33)
                                                   ================      ===============     =================

Weighted average basic and diluted
      shares outstanding                                 13,696,730           13,442,101            10,961,306
                                                   ================      ===============     =================

                            See accompanying notes.

                                7TH LEVEL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                            Common Stock                                   Cumulative     Unrealized      Total
                                      -----------------------  Additional    Accumulated   Translation  Gain(loss) on  Stockholders'
                                        Shares       Amount      Capital       Deficit     Adjustment   Investments      Equity
                                      ------------ ---------- ------------- -------------- -----------  -------------  ------------

Balance at December 31, 1994           10,152,255  $ 101,523  $ 25,519,586   $ (6,437,603) $        -   $        -   $ 19,183,506

     Proceeds from secondary offering   2,500,000     25,000    40,714,639              -           -            -     40,739,639
     Common stock issued under
        stock option plan and
        stock purchase plan               149,542      1,495       397,649              -           -            -        399,144
     Common stock issued for
        acquisitions                      276,667      2,767     2,536,188              -           -            -      2,538,955
     Foreign currency translation
        adjustment                              -          -             -              -     (14,923)           -        (14,923)
     Unrealized gain on investments             -          -             -              -           -       21,791         21,791
     Net loss                                   -          -             -    (14,602,640)          -            -    (14,602,640)
                                      ------------ ---------- ------------- -------------- ----------- ------------ --------------
Balance at December 31, 1995           13,078,464    130,785    69,168,061    (21,040,243)    (14,923)      21,791     48,265,471
     Common stock issued under
        stock option plan and
        stock purchase plan               184,719      1,847       764,989              -           -            -        766,836
     Common stock issued for
        acquisitions                      280,732      2,807       331,318       (582,922)          -            -       (248,797)
     Common stock issued for
        conversion of debt                 22,607        226        79,497              -           -            -         79,723
     Common stock issued on
        exercise of warrants               13,000        130         3,245              -           -            -          3,375
     Foreign currency translation
        adjustment                              -          -             -              -      66,116            -         66,116
     Unrealized loss on investments             -          -             -              -           -      (27,602)       (27,602)
     Net loss                                   -          -             -    (24,252,735)          -            -    (24,252,735)
                                      ------------ ---------- ------------- -------------- ----------- ------------ --------------
Balance at December 31, 1996           13,579,522    135,795    70,347,110    (45,875,900)     51,193       (5,811)    24,652,387
     Common stock issued under
        stock option plan and
        stock purchase plan               198,580      1,986       326,634              -           -            -        328,620
     Common stock issued on
        exercise of warrants                5,634         56         1,404              -           -            -          1,460
     Common stock issued for
        consulting services                40,000        400        74,600              -           -            -         75,000
     Cancellation of unearned
        common stock issued as                  -          -             -              -           -            -
        contingent purchase
        consideration                     (40,000)      (400)     (107,120)             -           -            -       (107,520)
     Foreign currency translation
        adjustment                              -          -             -              -     (38,625)           -        (38,625)
     Unrealized loss on investments             -          -             -              -           -        5,811          5,811
     Net loss                                   -          -             -    (22,457,678)          -            -    (22,457,678)
                                      ------------ ---------- ------------- -------------- ----------- ------------ --------------
Balance at December 31, 1997           13,783,736  $ 137,837  $ 70,642,628  $ (68,333,578) $   12,568   $        -   $  2,459,455
                                      ============ ========== ============= ============== =========== ============ ==============


                            See accompanying notes.

                                7TH LEVEL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended         Year Ended         Year Ended
                                                                          December 31, 1997  December 31, 1996  December 31, 1995
                                                                          -----------------  -----------------  -----------------

Cash flows from operating activities:
      Net loss                                                               $ (22,457,678)   $ (24,252,735)    $ (14,602,640)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
           Depreciation and amortization                                         4,180,144        2,564,609         2,982,360
           Purchased in-process research and development                                 -                -         2,282,497
           Gain on sale of assets                                               (1,115,800)               -                 -
           Gain on early retirement of debt                                        (10,142)               -                 -
           Other                                                                    75,000                -                 -
           Changes in assets and liabilities, net of acquisitions:
                Accounts receivable                                              5,149,670          650,585        (4,709,370)
                Inventories                                                        551,846         (181,297)         (317,809)
                Other current assets                                               865,059         (592,837)         (903,213)
                Other assets                                                       533,438         (366,529)         (130,012)
                Accounts payable                                                (1,059,444)         883,866           885,240
                Other current liabilities                                          (65,720)       1,554,554         1,790,124
                                                                           ----------------  ---------------   ---------------
                   Net cash used in operating activities                       (13,353,627)     (19,739,784)      (12,722,823)
                                                                           ----------------  ---------------   ---------------
Cash flows from investing activities:
      Proceeds from sale of assets                                               6,593,010                -                 -
      Purchase of short-term investments                                                 -       (7,965,007)       (9,657,445)
      Proceeds from sales of short-term investments                              4,491,367       13,158,205         1,057,155
      Equity investment                                                                  -         (400,000)                -
      Acquisitions, net of cash acquired (paid)                                          -         (771,966)          248,856
      Capital expenditures                                                        (436,409)      (9,643,055)       (4,722,581)
      Purchase of intangible assets                                                      -                -          (531,965)
                                                                           ----------------  ---------------   ---------------
                   Net cash provided by (used in) investing activities          10,647,968       (5,621,823)      (13,605,980)
                                                                           ----------------  ---------------   ---------------
Cash flows from financing activities:
      Net proceeds from public offerings                                                 -                -        40,739,639
      Proceeds from bank line of credit                                                  -        6,000,000                 -
      Repayment of bank line of credit                                          (5,625,000)        (375,000)                -
      Repayment of notes payable to related parties                               (125,000)               -        (4,146,500)
      Repayment of notes payable to third parties                                        -                -          (848,500)
      Principal payments under capital lease obligations                          (232,746)        (163,365)          (71,311)
      Issuance of common stock under stock option and
           stock purchase plan                                                     330,080          766,836           399,144
      Other                                                                              -            3,375           198,000
                                                                           ----------------  ---------------   ---------------
                   Net cash (used in) provided by financing activities          (5,652,666)       6,231,846        36,270,472
                                                                           ----------------  ---------------   ---------------
                   Effect of exchange rate changes on cash                          25,032          (12,084)           (3,064)
                                                                           ----------------  ---------------   ---------------
                   Net increase (decrease) in cash and cash
                         equivalents                                            (8,333,293)     (19,141,845)        9,938,605
Cash and cash equivalents, beginning of period                                  10,798,372       29,940,217        20,001,612
                                                                           ----------------  ---------------   ---------------
Cash and cash equivalents, end of period                                       $ 2,465,079     $ 10,798,372      $ 29,940,217
                                                                           ================  ===============   ===============

Supplemental disclosure of cash flow information--cash
      paid for interest                                                          $ 204,915        $ 352,562         $ 248,700
                                                                           ================  ===============   ===============

                            See accompanying notes.

                                7TH LEVEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Incorporation and Nature of Business

     7th Level, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 28, 1993. The Company has been engaged in the business of developing entertainment and educational software. In August 1997, the Company announced a strategy to transform the Company from a self-funded content developer and publisher to a supplier of custom and packaged new media and electronic commerce solutions for a broad array of applications and platforms, including on-line, CD-ROM and video. In November 1997, the Company announced the execution of a letter agreement with respect to a proposed merger
between the Company and Pulse Entertainment, Inc. (the "Merger").   (See note
12).

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. At December 31, 1997, the Company's wholly owned subsidiaries included Distant Thunder Entertainment, Inc. ("Distant Thunder"), 7th Level Ltd., 7th Level Deutschland GmbH, and 7th
Level Asia Pacific, Inc.

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

     Revenues from development contracts are recognized as the services are performed under the terms of the respective contracts. The Company had deferred revenues of approximately $385,000 and $200,000 included in other current liabilities associated with development and licensing contracts at December 31, 1997 and 1996, respectively.

     Revenues from products licensed to original equipment manufacturers ("OEMs") consisting of one-time license fees and contracts for minimum advances against future unit licenses are recognized when the criteria for revenue recognition under Statement of Position 91-1, "Software Revenue Recognition," are satisfied. These criteria include, but are not limited to, delivery of the software master, the Company's lack of other significant obligations to the customer and a determination that collectibility of the amount due is probable. Additional royalty use or unit copy royalty fees are recognized when they are earned pursuant to the license agreements and upon notification of shipment from the OEMs.

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

Fair Value of Financial Instruments

     The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. See note 7 for fair value of 7% Convertible Notes Payable.

Advertising Costs

     Advertising costs, included in sales and marketing expenses, are charged to expense when the advertising takes place. Advertising costs were $1,542,175, $4,816,231 and $2,745,349 for the years ended December 31, 1997, 1996 and 1995, respectively.

Cash and Cash Equivalents

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of money market funds, commercial paper, U.S. Treasury securities and other debt securities. The Company had cash equivalents of approximately $2,300,000 and $9,104,000 at December 31, 1997 and 1996, respectively.

Short-term Investments

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the appropriate classification of securities is determined at the time of purchase and reevaluated as of each balance sheet date. The Company has no short-term investments at December 31, 1997 although certain debt securities were held as available-for-sale during the year ended December 31, 1997 with unrealized gains reported as a net amount in a separate component of stockholders' equity until realized.

Other Current Assets

     Other current assets includes prepaid insurance, prepaid royalties, value added tax refund receivables, interest receivable, advances to employees, and other miscellaneous prepaid expenses.

Inventories

     Inventories, which are comprised of software product components and finished goods, are carried at the lower of cost, determined on a first-in, first-out basis, or market.

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fixed Assets

     Fixed assets are recorded at cost and are depreciated over three to five years depending upon the estimated useful life of the asset. Leasehold improvements and assets under capital leases are amortized over the shorter of the estimated useful life of the asset or the term of the lease.

Intangible Assets

     At December 31, 1996 intangible assets consisted of various patents, copyrights, and trademarks, technological know-how, assembled workforce and goodwill acquired in acquisitions. Accumulated amortization of intangible assets was $4,006,261 and $4,101,147 at December 31, 1997 and 1996,
respectively. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible assets over their remaining lives can be recovered through projected undiscounted future cash flows. During 1997, in connection with the sale of a 3D game and the closure of its Asia Pacific localization and sales offices, the Company wrote off the remaining intangible assets and the related accumulated amortization acquired in certain prior business combinations (see note 4.)

Other Assets

     At December 31, 1997 other assets consisted of restricted cash placed in escrow for the Merger, restricted cash which collateralized a letter of credit and other miscellaneous balances.

Foreign Currency Translation

     For the Company's subsidiaries outside the United States, the functional currency is the local currency of the country in which the subsidiary is domiciled. Accordingly, assets and liabilities of the subsidiaries outside of the United States are translated into US dollars at year end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. The adjustments resulting from translating the financial statements of these subsidiaries are reflected as cumulative translation adjustments and included in stockholders' equity. Foreign currency transaction gains and losses are recognized when they occur. Such amounts are not material in any of the periods presented.

Royalties

     Royalties are accrued based on net revenues, pursuant to contractual agreements with talent for various products published by the Company. Royalty expense is included in the cost of revenues.

Loss per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 revised the previous calculation methods and presentations of earnings per share and requires that all prior-period earnings (loss) per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required by this Statement. In accordance with SFAS No. 128, the Company has presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. All prior period loss per share amounts have been restated in accordance with this Statement.

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company had operating losses for financial statement and income tax purposes in 1997, 1996 and 1995. Deferred tax assets relating to the operating loss have been fully offset by a valuation allowance. Accordingly, no income tax benefit has been recorded. As of December 31, 1997, the Company has net operating loss carryforwards of approximately $60,300,000 which expire between 2015 and 2018.

Reclassifications

     Certain prior year balances have been reclassified to conform to the current year presentation.

New Accounting Standard

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2"), which will become effective for transactions entered into in fiscal years beginning after December 15, 1997. The effect of SOP 97-2, if implemented currently, would not result in significant changes to the Company's historical financial statements.

3. Liquidity

     The Company has incurred significant losses since inception, including operating losses of approximately $23.8 million, $25.5 million and $15.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. As a result, as of December 31, 1997, the Company does not have sufficient resources to meet its anticipated operating requirements during 1998 without obtaining additional financing. While these uncertainties raise substantial doubt about the Company's ability to continue as a going concern, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of these uncertainties.

     In August 1997 the Company announced a new strategy, by leveraging its existing core technology, to transition from being a self-funded content developer and publisher to position itself as a supplier of custom solutions and services, tools and technologies. As part of that shift in strategy, the Company divested itself of its games development groups and new titles under development. The Company sold its Dominion title in the final stages of development for $1.8 million, which also included a license of its TopGun development technology to the purchaser. Additionally, the Company entered into a master distribution agreement with a third party to distribute Meaning of Life, its third Monty Python title, which was completed in November 1997. The Company recognized approximately $1.5 million in non-refundable advance royalties under this distribution agreement. Further, the Company sold its PyroTechnix subsidiary, which included the sale of the Return to Krondor game title and a license to its TopGun technology (see note 4).

     The Company also closed its international localization and sales offices, including those in San Francisco, Tokyo and Munich during 1997. Research and product development and sales and marketing

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses include approximately $700,000 and $965,000, respectively, related to the closing of the international localization and sales offices.

     In November 1997 the Company signed a letter agreement to merge with Pulse Entertainment, Inc. ("Pulse") (see notes 12 and 14). Under terms of the agreement, the Company must raise at least $15 million in private debt or equity financing as a contingency of the merger. In addition, the Company is currently pursuing bridge financing to meet its operating requirements and obligations prior to the consummation of the Merger. Management believes that it will be able to secure sufficient bridge financing and the required $15 million private financing in order to consummate the Merger during 1998. There can be no assurance that the Merger will be successfully concluded.

4. Business Combinations

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

     The Company sold its PyroTechnix subsidiary in November 1997 and recognized a gain of approximately $1,033,000 which is included as non-operating income in the accompanying statement of operations for the year ended December 31, 1997. Included in the consolidated statements of operations are losses from operations of PyroTechnix of approximately $1,524,000 and $307,000, respectively, for the years ended December 31, 1997 and 1996.

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
                                            ===========

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company closed its offices in San Francisco and Tokyo in the third quarter of 1997. Amortization for the 1997 period includes a write off of approximately $450,000 for the intangible assets associated with the Lanpro entities.

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
                                                     ===========

     On March 17, 1995 the Company paid Merit Studios, Inc. $500,000 for the distribution rights to two CD-ROM titles being developed by Distant Thunder. The product rights were being amortized as intangible assets over the life of the 3D titles and the remaining asset balance of approximately $160,000 was fully expensed as a cost of revenue, when the 3D game, Dominion, was sold as an unfinished title in September 1997.

5. Fixed Assets

     Fixed assets, at cost, as of December 31, 1997 and 1996 consisted of the following:

                                                1997                1996
                                                ----                ----
Equipment                                    $ 6,960,778         $ 7,854,063
Leasehold improvements                         2,903,346           2,952,676
Furniture and fixtures                           410,360             499,821
                                             -----------         -----------
                                              10,274,484          11,306,560
Less accumulated depreciation and
       amortization                            5,313,924           3,467,282
                                             -----------         -----------
                                             $ 4,960,560         $ 7,839,278
                                             ===========         ===========

     The Company leases certain office equipment under capital lease agreements. At December 31, 1997 and 1996, respectively, the carrying value of capital assets was $388,906 and $492,956, net of accumulated amortization of $208,664 and $186,696.

     In April 1997 the Company sold its office building, which was under construction, for $5.6 million, and as a result, recognized a gain of approximately $95,000. The Company used the proceeds to pay down the outstanding balance under the bank line of credit.

6.  Accrued Liabilities

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Accrued liabilities consist of the following at December 31, 1997 and 1996:

                                                                1997            1996
                                                                ----            ----
Accrued office closing costs                               $1,064,702        $  548,688
Accrued royalties                                             859,475         1,085,312
Accrued channel marketing                                     344,441           600,238
Legal and corporate company expense                           361,374           298,881
Accrued compensation                                          565,377           850,701
Accrued interest and taxes                                    169,353           140,703
Other accrued liabilities                                   1,185,146         1,069,630
                                                           ----------        ----------
                                                           $4,549,868        $4,594,153
                                                           ==========        ==========

7.  Debt


     As of December 31, 1997 and 1996 the Company's debt was as follows:


                                                          1997                     1996
                                                          ----                     ----
7% Convertible Note Payable, dated February 11,
1994; annual interest payments; notes are
convertible, in whole but not in part, at the
option of the holder at approximately 283 shares of
common stock for each $1,000 principal amount
outstanding.  Remaining principal balance due
February 11, 1999. Related parties balance is
$108,108.                                               $485,135                $  620,277

Bank line of credit                                            -                 5,625,000

Other debt                                                79,318                    64,122
                                                        --------                ----------
   Total                                                $564,453                $6,309,399
Less current portion                                      79,318                 5,633,675
                                                        --------                ----------
   Notes payable                                        $485,135                $  675,724
                                                        ========                ==========

     In April 1997 the Company repaid the principal balance plus accrued interest on the line of credit with the net proceeds from the sale of an office building.


     The fair value of the 7% Convertible Note Payable, based on a discounted cash flow analysis, is approximately $483,663 at December 31, 1997. This estimate is subjective in nature and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect this estimate. Interest expense to related parties on the above debt was $7,568 and $40,677 for the years ended December 31, 1997 and 1996 respectively.

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Stockholders' Equity

Common Stock

     On October 12, 1995 the Company issued 2,500,000 shares of common stock at $17.50 per share in a secondary public offering. The net proceeds to the Company, after deducting underwriters' discounts and commissions and expenses of the offering, were approximately $40.73 million.

Preferred Stock

     There are 100,000 shares of preferred stock, par value of $0.01 per share, authorized and none outstanding as of December 31, 1997. The board of directors is authorized to provide for the issuance of the shares of preferred stock in one or more series and to establish the number of shares included in any such series and to fix the designation, powers, preferences and rights of the shares of any such series.

Stock Compensation Plans

     The Company has granted options to certain employees to purchase common stock under an incentive stock option plan. The option price represents estimated fair value at the date of grant. Under the 7th Level, Inc. Amended and Restated Incentive Stock Option Plan (the "Incentive Stock Option Plan"), the Company may grant options to its employees for up to 3,200,000 shares of common stock.

     Pursuant to the Option Share Repurchase Agreement, the Company had the right to purchase up to 948,000 shares of common stock from certain stockholders at $0.003 per share in the event certain outstanding options (exercisable for an identical number of shares) are exercised, and the Company intends to satisfy its obligations to issue shares of common stock upon any exercise of such associated options by delivering to the exercising optionee(s) shares of treasury stock acquired from the existing stockholders, thereby resulting in no change in the number of outstanding shares of common stock due to the exercise of such options. At December 31, 1997, 504,000 options associated with the Option Share Repurchase Agreement had been exercised at a weighted average exercise price of $0.124 per share (and an identical number of shares of common stock had been purchased by the Company pursuant to the Option Share Repurchase Agreement).

     At December 31, 1997, 436,500 options subject to the Option Share Repurchase Agreement with an exercise price of $0.003 per share had been canceled. Notwithstanding the cancellation of certain options, the stockholders party to the Option Share Repurchase Agreement agreed that 112,500 shares of common stock underlying such canceled options would remain subject to the agreement. Accordingly, of the 120,000 shares remaining under the Option Share Repurchase Agreement, 51,000 shares have corresponding options granted.

     Transactions in stock options under the Incentive Stock Option Plan are summarized as follows:

                                           Option Share
                                            Repurchase     Weighted Average                           Weighted Average
                                            Agreement       Exercise Price           Stock Options     Exercise Price
                                           --------------------------------          ---------------------------------
Balance at December 31, 1994                  437,250              $0.397               697,400              $ 2.45
Granted                                             -                   -             1,095,000               11.14
Exercised                                    (140,250)              0.105              (120,150)               1.37
Canceled                                      (75,000)              0.003              (187,000)               5.08
                                           --------------------------------          ---------------------------------
Balance at December 31, 1995                  222,000              $0.715             1,485,250              $ 8.61

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Granted                                             -                   -             2,662,750                7.27
Exercised                                     (85,250)              0.450              (102,800)               2.14
Canceled                                      (15,000)              0.003            (1,832,374)              11.08
                                           --------------------------------          ---------------------------------

Balance at December 31, 1996                  121,750              $0.990             2,212,826              $ 5.26
Granted                                             -                   -               267,500                3.12
Exercised                                     (69,250)              0.083              ( 95,625)               1.11
Canceled                                       (1,500)              0.003            (1,343,436)               5.36
                                           --------------------------------          ---------------------------------
Balance at December 31, 1997                   51,000              $2.244             1,041,265              $ 4.96
                                           ================================          =================================

     The Company has granted to directors options to purchase common stock under a non-employee directors' stock option plan with vesting over four years. Under the 7th Level Inc. Amended and Restated 1994 Non-Employee Directors' Stock Option Plan, the Company may grant options to its non-employee directors for up to 125,000 shares of common stock. At December 31, 1997, options to purchase 65,000 shares, at a weighted average exercise price of approximately $6.34 per share, were outstanding, 20,000 of which are exercisable. The option price represents estimated fair value at the date of grant.

     Additionally, during 1997 the Company granted options to purchase 737,500 shares of common stock to two of the non employee directors and certain other consultants outside the Company stock option plans currently in place. At December 31, 1997, options to purchase 737,500 shares at a weighted average exercise price of $3.76 per share were outstanding, of which 541,458 shares were vested.

     The following table summarizes information about stock options outstanding at December 31, 1997:


                                               Total options outstanding             Total options exercisable
                          ---------------------------------------------------    -------------------------------
                                           Weighted average       Weighted                            Weighted
   Range of                   Number          remaining           average              Number         average
exercise prices            outstanding    contractual life    exercise price        exercisable   exercise price
-----------------------------------------------------------------------------    -------------------------------
$ .003  -  2.44              354,429         7.78 years          $2.19                  297,304          $2.31
  3.00  -  5.50            1,414,086         8.69 years           4.76                  763,110           4.49
  6.00  - 16.75              126,250         8.13 years           7.60                   66,500           7.97
                           ---------                                                  ---------
                           1,894,765                                                  1,126,914
                           =========                                                  =========

     Options vest over varying periods ranging from three to four years. During 1996, 1,217,250 outstanding options were repriced at current market value and such options are included in both the granted and canceled options reported in the above schedule.

     The Company's Employee Stock Purchase Plan allows eligible employees to authorize the Company to withhold from 1% to 10% of gross earnings to purchase shares of the Company's common stock. Shares are purchased by participants at the lower of 85% of fair market value at either the beginning or purchase date of each 24 month offering period. Purchase dates are every six months. As of December 31, 1997, 300,000 shares were authorized for purchase pursuant to the plan and 217,108 shares had been issued.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock based compensation plans described above. Accordingly, no compensation cost has been recognized for its stock option and stock purchase plans. Had compensation costs for the Company's stock-based

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                            1997                 1996                 1995
                                                     -------------------  -------------------  -------------------
Net loss                           As Reported             $(22,457,678)        $(24,252,735)        $(14,602,640)
                                   Pro forma                (25,466,761)         (29,004,105)         (15,892,221)

Basic and diluted loss per
    common share                   As Reported             $      (1.64)        $      (1.80)        $      (1.33)
                                   Pro forma                      (1.86)               (2.16)               (1.45)

     The fair value of each option grant and employee purchase rights are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 67 to 83 percent; risk free interest rates of 6 to 6 and one-half percent; and variable expected lives of zero, two and one-half and five years, depending on the characteristics of the individual grants. The pro forma amounts are based upon assumptions that the Company's management believes are reasonable; however, the Company has a relatively short history on which to base these estimates. The assumptions used in option pricing models significantly affect the estimated value of stock benefits and, accordingly, the pro forma amounts do not purport to represent the Company's results of operations for any future period.

Warrants

     In connection with a $2,000,000 bridge loan agreement entered into in 1994 between the Company and certain existing stockholders prior to the initial public offering, the Company issued warrants to purchase 350,000 shares of common stock at $7.50 per share. The warrants expire October 11, 1999. All 350,000 warrants were outstanding at December 31, 1997.

     In 1995, in connection with the development of a computer software title based on the Ace Ventura character owned by Morgan Creek Interactive, Inc. ("Morgan Creek"), warrants were granted to Morgan Creek to purchase 75,000 shares of common stock at $20 per share and 100,000 shares of common stock at $24 per share. These warrants were canceled in 1997 as part of a settlement agreement with Morgan Creek.

     In connection with the acquisition of PyroTechnix, the Company assumed the liability for outstanding warrants of PyroTechnix. There were warrants for 5,000 shares of PyroTechnix common stock which was converted at a rate of
3.85356 shares of 7th Level common stock for one share of PyroTechnix common stock. The warrants carried an exercise price of $0.26 per share. As of December 31, 1997, 19,268 shares of 7th Level common stock had been issued to cover the exercise of all of these warrants.

9.   Leases

     The Company leases office facilities in California and Texas and certain office equipment under operating leases which expire at various dates through 2002. Rental expense for operating leases amounted to $911,385, $904,948 and $531,551 for 1997, 1996 and 1995, respectively.

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Minimum payments under leases expiring subsequent to December 31, 1997 are as follows:

                                                     Capital     Operating
              Year                                   Leases       Leases
              ----                                   ------       ------
              1998                                  $204,502    $  455,013
              1999                                   176,490       365,051
              2000                                    47,412       235,622
              2001                                     3,328       246,068
              2002                                         -       184,551
                                                    --------    ----------
                  Total                              431,732    $1,486,305
                                                                ==========
              Less amount representing interest      (48,071)
                                                    --------
                  Present value of minimum
                    lease payments                  $383,661
                                                    ========

10.  Major Customers and Concentration of Credit Risk

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

     The Company has one significant customer which accounted for 17% of net revenues during 1997 and four other customers had 16%, 18%, 22% and 26% of the accounts receivable balance at December 31, 1997. Transactions with one significant customer accounted for 14% of net revenues for 1996 and 29% of accounts receivable as of December 31, 1996. Sales to customers located outside the United States represent approximately 20% and 23% of the Company's total sales for the years ended December 31, 1997 and 1996, respectively.

11.  Employee Benefit Plan

     The Company sponsors a 401(k) plan for its employees whereby employees that qualify for participation under the plan can contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matched participant contributions 50% up to a maximum of 6% of a participant's salary. For the years ended December 31, 1997, 1996 and 1995, the Company made contributions to the plan of approximately $220,000, $280,000 and $91,000, respectively.

12.  Pulse Merger

     On November 17, 1997, the Company announced it had signed a letter agreement to merge with Pulse. The Merger is subject to a number of conditions including, but not limited to, approval by a majority of the stockholders of both companies, delivery of a fairness opinion and the raising of $15,000,000 in private securities to support the Company's completion of its tools and provide working capital to market those tools and to staff up for the solutions business. The Merger will be accounted for as a reverse acquisition for accounting and financial reporting purposes with the Company being designated as the acquiree and Pulse as the acquiror. There can be no assurance that the Merger will be successfully concluded.

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Contingencies

     In connection with the international office closures, the Company is party to certain controversies relating to repatriation of certain of the Company's assets. Although the Company does not currently possess sufficient information to ascertain the values which may ultimately be recovered, it is the opinion of management that adequate provision for losses has been made and the ultimate resolution of these issues will not have a materially adverse effect on the financial position of the Company.

     The Company is involved in other claims and lawsuits which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

14.  Event Subsequent to Date of Independent Auditors' Report (unaudited)

     Subsequent to January 30, 1998, representatives of the boards of directors of the Company and Pulse have met and agreed to consider reevaluating certain terms of the Merger discussed in notes 3 and 12 and/or whether or not the Merger should go forward.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURES

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Board of Directors consists of two persons who are employees of the Company and three persons who are outside directors and there are currently two vacant positions. The executive officers and directors of the Company, and their ages as of February 18, 1998, are:

               NAME                  AGE                POSITION
-----------------------------------  ---  --------------------------------------

Donald Schupak.....................  54   Chairman of the Board and Director

Robert Alan Ezrin..................  48   President, Chief Executive Officer and
                                          Director

W. Scott Page......................  46   Executive Vice President of Production
                                          and Director

Merv Adelson.......................  68   Director

James A. Cannavino.................  53   Director

David W. Craig *...................  53   Chief Financial Officer

* Effective February 28, 1998, Mr. Craig has resigned as CFO of the Company.

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

     Robert Alan Ezrin currently serves as President, Chief Executive Officer and Director. Mr. Ezrin is a founder of the Company and has served as President and Director since November 1995 and has served as Chief Executive Officer since March 1997. Mr. Ezrin served as Vice President, Co-Chairman of the Board and Director of the Company since its inception in April 1993 until November 1995. Mr. Ezrin served as Executive Vice President of

Production from April 1994 to November 1995. From 1984 through 1994, Mr. Ezrin was a Producer with Lozem Productions, Inc. Mr. Ezrin has more than 25 years of experience in the international entertainment business, producing music, video and television projects for numerous internationally known stars such as Pink Floyd, Rod Stewart, KISS, Peter Gabriel and Roger Daltry. Mr. Ezrin is Chairman of the Board of Directors of Metropolitan Los Angeles Communities in Schools.

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

     James A. Cannavino has served as a Director of the Company since January 1997. Since April 1, 1998, Mr. Cannavino is Chairman and Chief Executive Officer of CyberSafe Corporation, a company that makes corporate network security products, and Chairman of Softworks, a systems software tools company. Mr. Cannavino was a private investor from July 1997 to March 1998. Mr. Cannavino served as the President, Chief Executive Officer and Director of Perot Systems Corporation ("Perot Systems") from September 1996 to July 1997 and he served as President, Chief Operating Officer and Director of Perot Systems from September 1995 to September 1996. Mr. Cannavino has more than 30 years of experience in the computer and information technology industries. Prior to joining Perot Systems in September 1995, he was a private investor from April 1995 to September 1995. Previously, Mr. Cannavino was at IBM Corporation, where he was Senior Vice President of Strategy and Development from 1993 to April 1995, and prior to this, he served as Senior Vice President and General Manager of the Personal Systems Group at IBM from 1991 to 1993.

     David W. Craig joined the Company as Chief Financial Officer in March 1996. Prior to joining the Company, Mr. Craig was with Convex Computer Corporation, a supercomputer firm which he joined in 1984, where he most recently served as Vice President, Finance and Chief Financial Officer. Prior to joining Convex, Mr. Craig was employed in a variety of financial management positions at Texas Instruments.


ITEM 11.  EXECUTIVE COMPENSATION


COMPENSATION OF DIRECTORS

     The Company's directors who are officers of the Company receive no compensation for their services as directors. The Company's outside directors earn $10,000 per annum, plus $2,000 per annum for each committee membership, and they are reimbursed for their out-of-pocket expenses incurred in attending board meetings. Additionally, pursuant to the Non-Employee Directors' Stock Option Plan, upon first being elected to the Board of Directors each outside director is granted an option to purchase 20,000 shares of common stock. In addition, an option to purchase 5,000 shares is granted to each outside director on the date of each annual meeting. The exercise prices are equal to the fair market value of such underlying shares on the date of grant; however, Merv Adelson, an outside director first elected prior to adoption of the Non-Employee Directors' Stock Option Plan, was granted an option to purchase 10,000 shares of common stock exercisable at a price equal to the fair market value, as determined by the Board of Directors, of the underlying shares on the date he was actually elected. The initial options granted under the Non-Employee Directors' Stock Option Plan vest over a four-year period in 25% increments beginning on the first anniversary of date of grant. Each annual 5,000 share option grant is fully vested as of the date of the grant. As of February 18 1998, the Non-Employee Directors' Plan has 125,000 shares of common stock authorized to be issued and options to purchase 65,000 of such shares of common stock are outstanding.

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

     Mr. Schupak is taking an active role in the executive management of the Company and has assumed responsibility for formulation of a strategic plan for
the Company.   For this service Mr. Schupak was granted additional options for
560,000 shares of common stock outside of the Non-Employee Directors' Stock Option Plan. The grant was issued on May 9, 1997, at prices and vesting as follows:
          186,666 shares at $2.44 per share vesting on May 9, 1997;
          186,667 shares at $3.38 per share vesting on September 10, 1997; and 186,667 shares at $5.00 per share vesting on March 10, 1998.

     In March 1997, the Company and The Schupak Group entered into an agreement whereby the Company pays $12,000 per month to the Schupak Group for the services of Donald Schupak and other employees of the Schupak Group. Additionally, Mr. Schupak is entitled to the reimbursement of reasonable travel and other expenses incidental to the performance of his duties.

COMPENSATION OF EXECUTIVE OFFICERS

     SUMMARY COMPENSATION TABLE. The following table summarizes the compensation paid during 1997, 1996 and 1995 to the two individuals who served as the Company's Chief Executive Officer during 1997, each person serving as an executive officer on December 31, 1997 and two individuals who were among the highest paid employees for the year ended December 31, 1997 but were not executive officers on December 31, 1997 (collectively, the "Named Executive Officers").

                                                                     LONG-TERM
                                                                    COMPENSATION:
                                               ANNUAL COMPENSATION  SECURITIES
         NAME AND PRINCIPAL            FISCAL  -------------------  UNDERLYING
              POSITION                  YEAR    SALARY      BONUS   OPTIONS (1)   OTHER (2)
              --------                  ----    ------      -----   -----------   ---------
George D. Grayson (3)...............    1997   $117,312    $      -          -     $ 3,102
   Former Chief Executive               1996    251,083           -    100,000      12,432
    Officer and Chairman of the         1995     43,576     100,000  20,000 (4)      1,000
    Board

Robert Alan Ezrin...................    1997    275,000           -          -      17,331
   President and Director               1996    263,083           -     50,000      17,378
                                        1995    250,500      50,000  10,000 (4)     15,405

W. Scott Page.......................    1997    193,750           -          -      17,334
   Executive Vice President             1996    187,667           -          -      17,227
    of Production and Director          1995    152,583           -          -      15,260

David W. Craig......................    1997    180,900           -          -       5,496
   Chief Financial  Officer             1996    135,388           -     70,000       3,180
                                        1995          -           -          -           -

David R. Henkel (3).................    1997    257,642           -          -      15,797
   Former Chief Operating               1996    251,083           -     25,000      32,796 (5)
    Officer and Director                1995    237,500      50,000  10,000 (4)     55,623 (5)

Daniel Kuenster (3).................    1997    189,592       5,000          -       6,500
   Vice President of Animation          1996    182,533      10,000     30,000      52,500 (5)
                                        1995    156,260      20,000          -      37,125 (5)

____________________

(1) Represents the number of options (each to acquire one share of common stock) granted pursuant to the 7th Level, Inc. Amended and Restated Incentive Stock Option Plan (the "Incentive Stock Option Plan").
(2) Includes auto allowance, Company match contributions to the Company's 401(k) Plan and dollar value of life insurance premiums paid by the Company.
(3) Messrs. George D. Grayson and David R. Henkel resigned March 10, 1997. Messr. Daniel Kuenster resigned on December 31, 1997.
(4) This table does not reflect options granted in 1995 to purchase 100,000 50,000 and 25,000 shares at exercise prices of $16.75, $16.00 and $16.00 per share that were held by George D. Grayson, Robert Alan Ezrin and David
     R. Henkel, respectively, because such options were canceled and new grants were made in 1996 as shown.
(5) Includes the dollar value difference between the price paid and the fair market value of common stock upon exercise of options granted under the Incentive Stock Option Plan.

     OPTION GRANTS IN 1997.  There were no stock options granted to Named
                        Executive Officers during 1997.

OPTION EXERCISES AND FISCAL YEAR END VALUES. The following table provides information about exercised stock options held by the Named Executive Officers. During 1997, only one of the Named Executive Officers exercised stock options granted by the Company.

                                                               NUMBER OF
                                SHARES                   SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                               ACQUIRED                   UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                  ON        VALUE         AT DECEMBER 31, 1997       AT DECEMBER 31, 1997(1)
            NAME               EXERCISE    REALIZED    EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
-----------------------------  --------    --------    -----------  -------------  ------------  --------------

George D. Grayson (2)                -             -             -              -        -              -

Robert Alan Ezrin                    -             -        17,500         42,500        -  (3)         - (3)

W. Scott Page                        -             -             -              -        -              -

David W. Craig                       -             -        17,500         52,500        -  (3)         - (3)

David R. Henkel (2)             45,000   $183,075 (4)       11,250              -        -  (3)         -

Daniel Kuenster  (2)                 -             -        52,000              -        -  (3)         -

____________________
(1) Value based on the December 31, 1997 closing price of the Company's common stock on the NASDAQ National Market System of $1.69 per share.
(2) Messers. George D. Grayson and David R. Henkel resigned March 10, 1997. Messr. Daniel Kuenster resigned on December 31, 1997.
(3)  Underlying options that are not in-the-money are not valued in this table.
(4) Value based on the January 28, 1997 and March 11, 1997 (dates of exercise) closing prices of the Company's common stock on the NASDAQ National Market System of $4.00 and $4.63 per share.


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

     On March 10, 1997, Mr. Henkel resigned from his positions as an officer and director of the Company. Mr. Henkel and the Company agreed that Mr. Henkel would provide additional consulting services to the Company through November, 1997 for which Mr. Henkel was paid at the rate of $20,833 per month.


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

Option Share Repurchase Agreement

     In February 1994, the Company entered into an Option Share Repurchase Agreement (the "Repurchase Agreement") with George D. Grayson, Robert A. Ezrin and W. Scott Page (collectively, the "Contracting Stockholders"). Pursuant to the Repurchase Agreement, upon the exercise of certain outstanding options granted under the Incentive Stock Option Plan, the Company has the right to repurchase the same number of shares of common stock from the Contracting Stockholders at $0.003 per share. In the aggregate, 1,060,500 options and corresponding shares of common stock held by the Contracting Stockholders are or have been subject to the Repurchase Agreement (as amended). At December 31, 1997, 991,500 options associated with the Option Share Repurchase Agreement had been granted, of which 504,000 had been exercised and 436,500 had been canceled. The Company has satisfied, and intends to continue to satisfy, its obligation to issue shares of common stock upon any exercise of an option associated with the Repurchase Agreement by delivering to the exercising optionee(s) shares of treasury stock acquired from the Contracting Stockholders, thereby resulting in no change in the number of outstanding shares of common stock due to the exercise of such options.

Benefits Awarded

     As of February 15, 1998, 831,675 shares of common stock had been issued upon exercise of options granted under the Incentive Stock Option Plan, and options to purchase an additional 975,953 shares were outstanding under such plan. Future awards, if any, that will be made to eligible participants in the Incentive Plan are subject to the discretion of the Compensation Committee and, therefore, are not determinable at this time.

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

     To obtain this favorable tax treatment for ISOs under the Code, an optionee must not dispose of shares received from the exercise of an ISO within two years of the grant date and within one year from the date of exercise of the ISO. In addition, the date of exercise of an ISO must be during or within three months following the optionee's continuous employment relationship with the Company, unless the employment terminates due to disability or death. If the optionee's employment terminates as a result of disability or death, the period for exercise can extend up to twelve months following the disability and even longer following death. The terms of options granted under the Incentive Stock Option Plan are at the discretion of the Compensation Committee and may not comply with these requirements for favorable treatment under Section 422 of the Code.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Company's common stock as of February 18, 1998 by (a) each director, (b) the Named Executive Officers, (c) all persons known to the Company to be the beneficial owners of more than five percent of the Company's common stock and (d) all directors and executive officers as a group:

                                                        APPROXIMATE
              NAME OF PERSON                NUMBER OF  PERCENTAGE OF
           OR IDENTITY OF GROUP              SHARES        CLASS
------------------------------------------  ---------  -------------

Robert Alan Ezrin (1)                        1,729,965      12.4%
   1110 East Collins Blvd., Suite 122
   Richardson, TX  75081
Entec Associates (2)......................   1,166,658       8.3%
   P. O. Box 491459
   Los Angeles, California  90049
Donald Schupak (3)........................     700,092       4.9%
W. Scott Page (4).........................     585,984       4.3%
Merv Adelson (5)..........................     558,018       4.0%
George D. Grayson (6).....................     106,558          *
James A. Cannavino (7)....................      80,000          *
David W. Craig (8)........................      35,000          *
David R. Henkel (9).......................      16,500          *
All current directors and executive
  officers as a group.....................   3,654,059      24.5%

____________________
(1) Includes all shares beneficially owned by Entec Associates ("Entec") with respect to which Mr. Ezrin has sole voting power pursuant to a stockholders' voting agreement and irrevocable proxy. Shares shown as beneficially owned include 39,997 shares which may be purchased by the Company pursuant to the Option Share Repurchase Agreement at $0.003 per share upon the exercise of certain options granted or to be granted under the Company's Incentive Stock Option Plan and 20,000 shares of common stock issuable on the exercise of vested stock options with an exercise price of $6.05 per share.

(2) Michael R. Milken is a general partner of Entec, and the Company believes that Mr. Milken has sole investment power with respect to, and may be deemed a beneficial owner of, the shares held by Entec. All shares of common stock beneficially owned by Entec are subject to a stockholders' voting agreement and irrevocable proxy pursuant to which Robert Alan Ezrin has sole voting power with respect to the shares of common stock beneficially owned by Entec. Shares shown as beneficially owned include 166,391 shares issuable upon the exercise of warrants at an exercise price of $7.50 per share and 95,757 shares issuable upon conversion of 7% Subordinated Convertible Notes.
(3) Shares shown as beneficially owned as of February 18, 1998 include shares issuable on the exercise of vested stock options with exercise prices as follows: 186,666 shares as of $2.44, 186,667 shares at $3.38 per share, 186,667 shares at $5.00 per share and 80,000 shares at $4.00 per share.
(4) Shares shown as beneficially owned include 39,999 shares which may be purchased by the Company pursuant to an Option Share Repurchase Agreement at $0.003 per share upon the exercise of certain options granted or to be granted under the Company's Incentive Stock Option Plan.
(5) Shares shown as beneficially owned also include 53,242 shares issuable upon the exercise of warrants which are exercisable at $7.50 per share, 30,641 shares issuable on conversion of 7% Subordinated Convertible Notes and 20,000 shares issuable on the exercise of vested options with an exercise price of $12.75 per share held by Mr. Adelson.
(6) Shares shown as beneficially owned include 40,004 shares which may be purchased by the Company pursuant to an Option Share Repurchase Agreement at $0.003 per share upon the exercise of certain options granted or to be granted under the Company's Incentive Stock Option Plan. Shares shown as beneficially owned also include 66,554 shares issuable upon the exercise of warrants at an exercise price of $7.50 per share.
(7) Shares shown as benficially owned include 80,000 shares issuable on the exercise of vested stock options with an exercise price of $4.00 per share.
(8) Shares shown as beneficially owned include 35,000 shares issuable upon the exercise of vested stock options with an exercise price of $5.50 per share.
(9) Shares shown as beneficially owned include 5,250 shares of common stock issuable upon the exercise of warrants at an exercise price per share of $7.50, and 11,250 shares of common stock issuable on the exercise of vested stock options with exercise price of $5.50 per share.
 *   Represents beneficial ownership of less than 1% of the common stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 1997, the Company and The Schupak Group entered into an agreement whereby the Company pays $12,000 per month to the Schupak Group for the services of Donald Schupak and other employees of the Schupak Group. Additionally, Mr. Schupak is entitled to the reimbursement of reasonable travel and other expenses incidental to the performance of his duties.

     The Company has agreed to issue 635,000 shares of common stock to Mr. Schupak upon consummation of the Merger in exchange for the surrender of options issued to Mr. Schupak to purchase 635,000 shares of common stock.

     See Item 11.  Executive Compensation - Employment Contracts.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)(1)--  The financial statements filed as part of this Report at
                     Item 8 are listed in the Index to Financial Statements and Financial Statement Schedule on page 18 of this Report.

           (a)(2)-- The financial statement schedule filed as part of this Report at Item 8 is listed in the Index to Financial Statements and Financial Statement Schedule on page 18 of this Report.

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

             23.1--  Consent of KPMG Peat Marwick LLP.

  ***********99.1--  Press release concerning the merger of 7th Level, Inc.
                     with Pulse Entertainment, Inc.

              (b)-- Registrant filed a Current Report on Form 8-K , dated December 9, 1997 in respect to the agreement to merge with Pulse Entertainment,
                     Inc.

__________________________________
*              Filed as an Exhibit to the Company's Registration Statement on
               Form S-1 (File No. 33-79092) filed with the Commission on May 18,
               1994, and incorporated by reference herein.
**             Filed as an Exhibit to Amendment No. 1 to the Company's
               Registration Statement on Form S-1 (File No. 33-79092) filed with the Commission on September 19, 1994, and incorporated by
               reference herein.
***            Filed as an Exhibit to Amendment No. 2 to the Company's
               Registration Statement on Form S-1 (File No. 33-79092) filed with the Commission on September 28, 1994, and incorporated by
               reference herein.
****           Filed as an Exhibit to Amendment No. 3 to the Company's
               Registration Statement on Form S-1 (File No. 33-79092) filed with the Commission on October 14, 1994, and incorporated by reference herein.
*****          Filed as an Exhibit to Amendment No. 4 to the Company's
               Registration Statement on Form S-1 (File No. 33-79092) filed with the Commission on October 19, 1994, and incorporated by reference herein.
******         Filed as an Exhibit to the Company's Quarterly Report on Form 10-
               Q for the quarter ended September 30, 1994.
*******        Filed as an Exhibit to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1994.
********       Filed as an Exhibit to the Company's Quarterly Report on Form 10-
               Q for the quarter ended June 30, 1995.
*********      Filed as an Exhibit to Amendment No. 1 to the Company's
               Registration Statement on Form S-1 (File No. 33-96522) filed with the Commission on September 12, 1995 and incorporated by
               reference herein.
**********     Filed as an Exhibit to the Company's Quarterly Report on Form 10-
               Q for the quarter ended September 30, 1996
***********    Filed as an Exhibit to the Company's Current Report on Form 8-K
               (File No. 000-24936) filed with the Commission on December 9,
               1997 and incorporated by reference herein.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richardson and State of Texas, on April 14, 1998.

                                                   7TH LEVEL, INC.



                                    By:      /s/  ROBERT ALAN EZRIN
                                       -----------------------------------------
                                                  Robert Alan Ezrin
                                              President, Chief Exective
                                                 Officer and Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                        Title

  /s/ MERV ADELSON             Director                         April 15, 1998
-----------------------------
       (Merv Adelson)

  /s/ JAMES A CANNAVINO        Director                         April 14, 1998
-----------------------------
    (James A. Cannavino)

  /s/ ROBERT ALAN EZRIN        President, Chief Executive       April 14, 1998
-----------------------------  Officer, and Director
     (Robert Alan Ezrin)

  /s/ W. SCOTT PAGE            Executive Vice President of      April 14, 1998
-----------------------------  Production and Director
       (W. Scott Page)

  /s/ DONALD SCHUPAK           Chairman of the Board and        April 14, 1998
-----------------------------  Director
       (Donald Schupak)

                                7TH LEVEL, INC.
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                   Balance at                       Balance at
                                   Beginning                          End of
         Description               of Period  Additions  Deductions   Period
---------------------------------- ---------- ---------- ---------- ----------

Allowance for sales returns,
 doubtful accounts and
 price concessions
Year ended December 31, 1997:      $1,565,291 $3,062,581 $3,501,348 $1,126,524
Year ended December 31, 1996:       1,209,866  5,194,196  4,830,716  1,565,291
Year ended December 31, 1995:         616,629  1,604,804  1,011,547  1,209,866

Reserve for Inventory Obsolescence
Year ended December 31, 1997:      $  302,951 $  415,131 $      -0- $  718,082
Year ended December 31, 1996:         102,000    295,821     94,870    302,951
Year ended December 31, 1995:             -0-    102,000        -0-    102,000

                               INDEX TO EXHIBITS


                                                                      SEQUENTIAL
EXHIBIT                                                                  PAGE
NUMBER                                    DOCUMENT DESCRIPTION          NUMBER
---------      ------------------------------------------------------ ----------
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

                                                                      SEQUENTIAL
EXHIBIT                                                                  PAGE
NUMBER                                    DOCUMENT DESCRIPTION          NUMBER
---------      ------------------------------------------------------ ----------
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

                                                                      SEQUENTIAL
EXHIBIT                                                                  PAGE
NUMBER                                DOCUMENT DESCRIPTION              NUMBER
---------------    -------------------------------------------------- ----------
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

           23.1--  Consent of KPMG Peat Marwick LLP.

***********99.1--  Press release concerning the merger of 7th Level,
                   Inc. with Pulse Entertainment, Inc.

__________________________________
* Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-79092) filed with the Commission on May 18, 1994, and incorporated by reference herein.

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

**********     Filed as an Exhibit to the Company's Quarterly Report on Form 10-
               Q for the quarter ended September 30, 1996.

***********    Filed as an Exhibit to the Company's Current Report on Form 8-K
               (File No. 000-24936) filed with the Commission on December 9,
               1997 and incorporated by reference herein.