Form 10-Q
period 1998-03-31
7TH LEVEL INC
filed 1998-05-15
CIK 920038

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                _______________

                                   FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM  ______ TO ______

                         Commission file number 0-24936


                                7TH LEVEL, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                75-2480669
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


     1110 East Collins Boulevard
              Suite 122
          Richardson, Texas                               75081
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code: (972) 498-8100

     Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes     X         No
                                 ----            ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $0.01 Par Value                  13,915,197
            (Title of Each Class)            (Number of Shares Outstanding at
                                                      May 1, 1998)

                               7TH LEVEL, INC.

                                  Form 10-Q
                For the Quarterly Period Ended March 31, 1998

                                    Index


PART I      FINANCIAL INFORMATION                                           Page No.
                                                                         --------------

Item 1      Financial Statements:
              Condensed Consolidated Balance Sheets at March 31,
              1998 and December 31, 1997 (unaudited)                            3

              Condensed Consolidated Statements of Operations for
              the Three Months Ended March 31, 1998 and 1997
              (unaudited)                                                       4

              Condensed Consolidated Statements of Cash Flows for
              the Three Months Ended March 31, 1998 and 1997
              (unaudited)                                                       5

              Notes to Condensed Consolidated Financial Statements
              (unaudited)                                                       6

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                 8

Item 3      Quantitative and Qualitative Disclosures about Market Risk         11

PART II     OTHER INFORMATION

Item 2      Changes in Securities                                              12

Item 6      Exhibits and Reports on Form 8-K                                   13

            SIGNATURE                                                          14

Part I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                                7TH LEVEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                       March 31, 1998           December 31, 1997
                                                                       --------------           -----------------

                                           ASSETS

Cash and cash equivalents                                               $    780,308              $  2,465,079
Accounts receivable, net                                                     149,112                 1,112,026
Inventories                                                                        -                    18,477
Other current assets                                                         619,078                   752,847
                                                                      ---------------           ---------------
                Total current assets                                       1,548,498                 4,348,429
Fixed assets, net                                                          4,218,528                 4,960,560
Intangible assets, net                                                        11,613                    13,132
Other assets                                                                 232,873                   532,605
                                                                      ---------------           ---------------
                Total assets                                            $  6,011,512              $  9,854,726
                                                                      ===============           ===============



                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                        $    937,461              $  1,111,732
Accrued expenses and other current liabilities                             4,286,008                 5,352,874
Current portion of notes payable                                              79,318                    79,318
                                                                      ---------------           ---------------
                Total current liabilities                                  5,302,787                 6,543,924
Notes payable                                                                377,027                   377,027
Notes payable to related parties                                             108,108                   108,108
Other                                                                        305,610                   366,212
                                                                      ---------------           ---------------
                Total liabilities                                          6,093,532                 7,395,271
Commitments and contingencies
Stockholders' equity (deficit):
        Common stock                                                         137,837                   137,837
        Additional capital                                                70,642,628                70,642,628
        Accumulated deficit                                              (70,875,053)              (68,333,578)
        Accumulated other comprehensive income                                12,568                    12,568
                                                                      ---------------           ---------------
                Total stockholders' equity (deficit)                         (82,020)*               2,459,455
                                                                      ---------------           ---------------
                Total liabilities and stockholders' equity (deficit)    $  6,011,512              $  9,854,726
                                                                      ===============           ===============

                            See accompanying notes.

* See Note 4 regarding issuance of debt and equity securities subsequent to March 31, 1998

                                7TH LEVEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Three Months Ended      Three Months Ended
                                                 March 31, 1998           March 31, 1997
                                               ------------------      ------------------

Net revenues                                       $    461,753             $  4,197,836
Cost of revenues                                         84,920                2,666,135
                                               -----------------        -----------------
       Gross profit                                     376,833                1,531,701
                                               -----------------        -----------------

Operating expenses:
       Research and product development               1,166,216                4,587,780
       Sales and marketing                              350,945                1,903,345
       General and administrative                     1,244,318                1,600,934
                                               -----------------        -----------------
             Total operating expenses                 2,761,479                8,092,059
                                               -----------------        -----------------
             Operating loss                          (2,384,646)              (6,560,358)
Interest and other, net                                (156,829)                  99,112
                                               -----------------        -----------------
             Net loss                              $ (2,541,475)            $ (6,461,246)
                                               =================        =================

Basic and diluted loss per common share            $      (0.18)            $      (0.48)
                                               =================        =================

Weighted average basic and diluted
       shares outstanding                            13,783,736               13,596,722
                                               =================        =================

                            See accompanying notes.

                                7TH LEVEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          Three Months Ended      Three Months Ended
                                                                            March 31, 1998          March 31, 1997
                                                                          ------------------      ------------------

Cash flows from operating activities:
      Net loss                                                                $ (2,541,475)             $ (6,461,246)
      Adjustments to reconcile net loss to net cash used in
           operating activities:
                Depreciation and amortization of intangibles                       565,054                 1,071,073
                Loss on sale of assets                                             161,207                         -
                Change in operating assets and liabilities                         171,029                 1,864,131
                                                                          -----------------         -----------------
                     Net cash used in operating activities                      (1,644,185)               (3,526,042)

Cash flows from investing activities:
      Capital expenditures                                                         (22,240)                 (347,037)
      Proceeds from asset dispositions                                              39,529                         -
      Net change in short-term investments                                               -                 2,992,846
                                                                          -----------------         -----------------
                     Net cash provided by investing activities                      17,289                 2,645,809


Cash flows from financing activities:
      Exercise of stock options                                                          -                     7,550
      Repayment of debt                                                            (57,875)                 (375,000)
                                                                          -----------------         -----------------
                    Net cash used in financing activities                          (57,875)                 (367,450)
                                                                          -----------------         -----------------

                    Effect of exchange rate changes on cash                              -                   (19,243)
                                                                          -----------------         -----------------
                    Net decrease in cash and cash equivalents                   (1,684,771)               (1,266,926)
Cash and cash equivalents, beginning of period                                   2,465,079                10,798,372
                                                                          -----------------         -----------------
Cash and cash equivalents, end of period                                      $    780,308              $  9,531,446
                                                                          =================         =================

                            See accompanying notes.

                                7TH LEVEL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

          The condensed consolidated financial statements of 7th Level, Inc. (the "Company") are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

2.   Loss per Common Share

          The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share, in the fourth quarter of 1997, which required companies to present basic earnings per share and diluted earnings per share. Basic loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There is no difference between basic and diluted loss per share in the accompanying financial statements as the potential issuances of common stock had an antidilutive effect.

3.   Comprehensive Income

          The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, in the first quarter of 1998, which requires companies to disclose comprehensive income as well as net income. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company had no elements of other comprehensive income for the three months ended March 31, 1998.

4.   Subsequent Events

          On April 21, 1998, the Company and Pulse Entertainment, Inc. executed a Termination Agreement and General Release reflecting the mutual decision to cancel the previously announced proposed merger.

          In May 1998, the Company sold, pursuant to a private placement, Secured Promissory Notes ("Notes") in the aggregate principal amount of $4,500,000 and warrants exercisable at any time or from time to time commencing from June 1, 1998 until March 30, 2005, unless there is a change in control of the Company, at which time the warrants may be exercised immediately, for 675,000 shares of common stock, par value $0.01 per share ("Common Stock"), of the Company at an exercise price of $0.01 per share. Interest accrues from and after September 1, 1998 (unless the Company has not filed the Certificate of Amendment (defined below) with the Secretary of State of the State of Delaware on or prior to September 1, 1998, in which case interest shall accrue from May 6, 1998) on the unpaid balance of the principal amount of the Notes at a rate of 10% per annum, increasing by two percentage points for every three month period that interest under the Notes is accruing. The Notes are secured by substantially all of the Company's assets. At any time upon five business days notice, the holders of the Notes have the right to convert the Notes into (i) shares of the Company's Series A Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), having a liquidation preference equal to the principal amount outstanding of the Notes and (ii) warrants to purchase 1,125,000 shares of Common Stock, at an exercise price of $0.01 per share. Assuming receipt of all requisite stockholder approvals, the Notes would also be convertible into (i) shares of the Company's Series B Convertible Preferred Stock, $0.01 par value per share ("Series B Preferred Stock"), having a liquidation preference equal to the principal amount outstanding of the Notes and (ii) warrants to purchase 1,125,000 shares of Common Stock. The Company intends to seek stockholder approval for, among other things, an increase in its authorized Common Stock (the "Certificate of Amendment") at its 1998 Annual Meeting of Stockholders. The Notes are due on May 6, 2005.

          In May 1998, the Company also sold, pursuant to a private placement, shares of Series A Preferred Stock in the aggregate amount of $5,500,000 and warrants exercisable at any time or from time to time commencing from June 1, 1998 until March 30, 2005, unless there is a change in control of the Company, at which time the warrants may be exercised immediately, for 1,375,000 shares of Common Stock at an exercise price of $0.01 per share. Holders of the Series A Preferred Stock will be entitled to receive, when and as declared by the Board of Directors of the Company, in (i) cash, (ii) shares of Common Stock or (iii) shares of Series A Preferred Stock (if the Company does not have sufficient shares of Common Stock authorized at the time of the applicable dividend payment date) an annual dividend at the rate of 8%, payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing October 30, 1998. The shares of Series A Preferred Stock are automatically convertible into shares of Series B Preferred Stock on such date as the Certificate of Amendment is filed with the Secretary of State of the State of Delaware. If, after a minimum of two votes of the Company's stockholders, the Certificate of Amendment is not approved, the Company has the right, but not the obligation, to redeem the Series A Preferred Stock at a redemption price per share equal to the sum of $1,000 plus all accrued and unpaid dividends and a compounded rate of return of 30%.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview

          In 1997, the Company began a transition in strategy to exit CD-ROM content development and leverage the Company's underlying software technologies in the narrow bandwidth network market -- namely the Internet as well as corporate intranets and extranets. The objective of the new strategy is to position the Company as a developer of Internet software which supports the creation of rich-media content for use in advertising, e-commerce, training, customer support and other Internet related applications.

          In November 1997, the Company signed a letter agreement to merge with Pulse Entertainment, Inc. ("Pulse"). In February 1998, the definitive Agreement and Plan of Merger (the "Merger Agreement") was signed by the Company and Pulse. On April 21, 1998, the Company and Pulse executed a Termination Agreement and General Release reflecting the mutual decision to cancel the proposed merger.

          On May 8, 1998, the Company announced that it had closed on a $10 million private placement to finance the rollout of the Company's new line of Internet software products. (See "Liquidity and Capital Resources.") Additionally, the Company announced several new strategic distribution agreements and a new management team to lead the Company's entry into the market for Internet tools and technology. Richard Merrick, the Company's Senior Vice President of Technology and Chief Strategist, was named Chief Executive Officer; Curt Marvis, Senior Vice President of Business Development, was named President; and Tim Cahill, formerly Vice President and General Manager of Pulse, was named Chief Operating Officer and Executive Vice President. Robert Ezrin, a founder of the Company, relinquished his position as interim Chief Executive Officer and President to become Vice Chairman of the Board of Directors.

          The Company is emerging from the development phase of its new Internet technology and accordingly, the Company believes that significant revenues from its new technology will not be realized until at least the second half of 1998.(1) However, the Company has begun to realize the benefits of previous actions reflecting a dramatically lower cost structure primarily due to staff reductions.

Results of Operations

Three Month Periods Ended March 31, 1998 and March 31, 1997

          In the three months ended March 31, 1998, the Company's net revenues decreased 89% to $461,753, compared to $4,197,836 for the three months ended March 31, 1997. Development and licensing projects with third parties constituted approximately 88% of net revenue for the three months ended March 31, 1998 and the remaining 12% was from CD-ROM products sales. By contrast, in the first three months of 1997, approximately 42% was from licensing, OEM and development contracts and the remaining 58% of net revenues related to products sales. Revenues from customers outside of the United States increased from over 30% in the first quarter of 1997 to over 65% in the first quarter of 1998 primarily due to the international licensing agreements initiated in 1997. The Company believes that once the new business strategy is established, product revenues will track closely to Internet e-commerce sales trends which are estimated to be 60% US and 40% rest-of-world and revenues from custom solutions will be predominately US.(1)

          Cost of revenues for the quarter ended March 31, 1998 was $84,920 or 18% of net revenue, including manufacturing cost of $54,467 and royalty and licensing costs of $30,453. For the quarter ended March 31, 1997, cost of revenues was $2,666,135 or 64% of net revenue, including product development, manufacturing, and royalty and licensing costs of $936,915, $533,617 and $1,195,603, respectively. The significant decrease in cost of revenues in the 1998 period as a percentage of net revenues is primarily due to the change in the composition of revenues. During the first three months of 1997, cost of revenues included the write off of prepaid royalties and amortization of product distribution rights. The Company expects fluctuations in gross margin in the future as the Company's new business strategy is implemented.(1)

          Research and product development expenses were $1,166,216 and $4,587,780 for the three months ended March 31, 1998 and 1997, respectively. Research and product development costs decreased 75% in the 1998 period due to reductions in headcount and related expenditures in line with the new business strategy. Results from the 1997 period included expenditures for eight multimedia game titles in active production. The Company is focused on optimization of its production processes and technology development in connection with the change in the strategic direction of the Company. (1)

          Sales and marketing expenses were $350,945 and $1,903,345 for the quarters ended March 31, 1998 and 1997, respectively. Sales and marketing expenses included $68,437 and $1,071,541 of expenses for advertising, marketing and public relations and $282,508 and $831,804 of expenses related to internal staffing for the three months ended March 31, 1998 and 1997, respectively. Following its departure from the games business, the Company has effected various cost savings measures including staff reductions and lower advertising expenditures which resulted in the significant decrease in sales and marketing expenses between the two periods.

          General and administrative expenses for the three months ended March 31, 1998 were $1,244,318 compared with $1,600,934 for the three months ended March 31, 1997. General and administrative expenses for the quarter ended March 31, 1998 included approximately $400,000 related to professional fees associated with the terminated merger with Pulse. The 1997 amount included approximately $400,000 of expenses related to employee resignations during the first quarter of 1997. Excluding the one-time expenses, general and administrative expenses decreased approximately 30% between the two periods.

          Interest and other expenses decreased to a net expense of $156,829 for the three months ended March 31, 1998, from a net interest income of $99,112 for the three months ended March 31, 1997. During the quarter ended March 31, 1998 the Company sold surplus equipment and realized a loss on the disposition of such assets which approximated $160,000. The decrease is also attributable to lower average cash balances available for investment in the first quarter of 1998 compared to 1997.


Liquidity and Capital Resources

          Cash and short term investments decreased $1,684,771 during the first quarter to $780,308 at March 31, 1998. The decrease is primarily the result of the net loss of $2,541,475 in the three months ended March 31, 1998 offset by non-cash depreciation and amortization expenses as well as the positive impact from the management of cash receipts and payments.

          In May 1998, the Company sold, pursuant to a private placement, Notes in the aggregate principal amount of $4,500,000 and warrants exercisable at any time or from time to time commencing from June 1, 1998 until March 30, 2005, unless there is a change in control of the Company, at which time the warrants may be exercised immediately, for 675,000 shares of Common Stock at an exercise price of $0.01 per share. Interest accrues from and after September 1, 1998 (unless the Company has not filed the Certificate of Amendment with the Secretary of State of the State of Delaware on or prior to September 1, 1998, in which case interest shall accrue from May 6, 1998) on the unpaid balance of the principal amount of the Notes at a rate of 10% per annum, increasing by two percentage points for every three month period that interest under the Notes is accruing. The Notes are secured by substantially all of the Company's assets. At any time upon five business days notice, the holders of the Notes have the right to convert the Notes into (i) shares of the Company's Series A Preferred Stock, having a liquidation preference equal to the principal amount outstanding of the Notes and (ii) warrants to purchase 1,125,000 shares of Common Stock, at an exercise price of $0.01 per share. Assuming receipt of all requisite stockholder approvals, the Notes would also be convertible into (i) shares of the Company's Series B Convertible Preferred Stock, having a liquidation preference equal to the principal amount outstanding of the Notes and (ii) warrants to purchase 1,125,000 shares of Common Stock. The Company intends to seek stockholder approval for, among other things, an increase in its authorized Common Stock at its 1998 Annual Meeting of Stockholders. The Notes are due on May 6, 2005.

          In May 1998, the Company also sold, pursuant to a private placement, shares of Series A Preferred Stock in the aggregate amount of $5,500,000 and warrants exercisable at any time or from time to time commencing from June 1, 1998 until March 30, 2005, unless there is a change in control of the Company, at which time the warrants may be exercised immediately, for 1,375,000 shares of Common Stock at an exercise price of $0.01 per share. Holders of the Series A Preferred Stock will be entitled to receive, when and as declared by the Board of Directors of the Company, in (i) cash, (ii) shares of Common Stock or (iii) shares of Series A Preferred Stock (if the Company does not have sufficient shares of Common Stock authorized at the time of the applicable dividend payment date) an annual dividend at the rate of 8%, payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing October 30, 1998. The shares of Series A Preferred Stock are automatically convertible into shares of Series B Preferred Stock on such date as the Certificate of Amendment is filed with the Secretary of State of the State of Delaware. If, after a minimum of two votes of the Company's stockholders, the Certificate of Amendment is not approved, the Company has the right, but not the obligation, to redeem the Series A Preferred Stock at a redemption price per share equal to the sum of $1,000 plus all accrued and unpaid dividends and a compounded rate of return of 30%.

          To date, the Company continues to use cash and operate at a loss. The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timely introduction and market success of its products, the costs of developing, producing and marketing such products, adoption of the Internet as a medium of commerce and communications and various other factors, some of which may be beyond the Company's control. If the Company requires additional capital, it would seek such funding through additional public or private financing, although there can be no assurance that the Company will be able to obtain such financing(1).


Recently Issued Accounting Principles

          In June 1997, Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") was issued. This statement establishes standards for reporting information about operating segments in annual and interim financial statements, although this statement need not be applied to interim financial statement in the initial year of its application. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial statements and related disclosures.

is required. The effective adoption of SFAS No. 132 is not expected to have a material impact on the Company's financial statements and related disclosures.

-----------------------------------------------

          (1)  Certain statements contained herein including those indicated by
(1) are forward looking statements that involve risks and uncertainties. Accordingly, no assurance can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by the Company. These factors include among others, the Company's ability to complete new products at planned costs and on planned schedules, the Company's ability to attract and retain strategic partners, the Company's ability to leverage intangible assets in its technology, the market acceptance of the Company's products, the success of the Company's cost reduction strategy and the Company's ability to maintain a sufficient level of financing for its new business strategy. Additional factors which are beyond the Company's control and could influence results include market acceptance of the Company's products and adoption of the Internet as a medium of commerce and communications. See the discussion of the Company's business and a description of the various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statement which is included in Item 1. of the Company's Report on Form 10-K for the year ended December 31, 1997.


ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk


Not applicable

                                7TH LEVEL, INC.

                          Part II.  Other Information

Item 2.   Changes in Securities

               In April 1998, the Board of Directors approved the grant of options under a broad based plan to purchase approximately 2,967 shares of Series C Preferred Stock, ("Series C Preferred Stock") or upon the filing of a Certificate of Amendment (the "Amendment") increasing the Company's authorized Common Stock, approximately 2,967,000 shares of Common Stock to Directors, management, employees and consultants.

               In May 1998, the Board of Directors approved the potential grant of an option to purchase 350 shares of Series C Preferred Stock or, upon the filing of the Amendment, 350,000 shares of Common Stock to the new Chief Executive Officer conditioned upon a successful secondary offering and the attainment of a $15 per share stock price by the Company.

               In May 1998, the Board of Directors approved the grant of a warrant to purchase 200 shares of Series C Preferred Stock or, upon the filing of the Amendment, 200,000 shares of Common Stock to East West Capital Associates, Inc. in connection with a consulting agreement, of which 50 shares of Series C Preferred Stock will be issued at $2.00 per one one-thousandth of a share, 50 shares at $3.00 per one one-thousandth of a share, 50 shares at $4.00 per one one-thousandth of a share and 50 shares at $5.00 per one one-thousandth of a share, or 50,000 shares of Common Stock will be issued at $2.00 per share, 50,000 shares at $3.00 per share, 50,000 shares at $4.00 per share and 50,000 shares at $5.00 per share.

               In May 1998, the Board of Directors approved the grant of a warrant to purchase 800 shares of Series C Preferred Stock or, upon the filing of the Amendment, 800,000 shares of Common Stock to Donaldson, Lufkin and Jenrette Securities Corporation in connection with an engagement letter executed in November 1997, with respect to the Company's private placement of debt or equity securities, of which 200 shares of Series C Preferred Stock will be issued at $2.00 per one one-thousandth of a share, 200 shares at $3.00 per one one-thousandth of a share, 200 shares at $4.00 per one one-thousandth of a share and 200 shares at $5.00 per one one-thousandth of a share, or 200,000 shares of Common Stock will be issued at $2.00 per share, 200,000 shares at $3.00 per share, 200,000 shares at $4.00 per share and 200,000 shares at $5.00 per share.

               In April, 1998 the Board of Directors granted 655,000 and 110,000 shares of Common Stock to Donald Schupak and Robert Ezrin, respectively, in exchange for the surrender of options issued to Messrs. Schupak and Ezrin to purchase 655,000 and 60,000 shares of Common Stock, respectively.

               The information concerning the Notes, the Series A Preferred Stock and the warrants issued with respect to the Notes and the Series A Preferred Stock set forth in Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the second and third paragraphs under "Liquidity and Capital Resources" on pages nine and ten of this Report is incorporated herein by reference.

               The Company believes the sale of the Notes and the warrants issued in connection therewith qualifies as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") based on the manner of offering (a negotiated sale to two "accredited investors" (as defined in Rule 501 of Regulation D under the Securities Act) without general solicitation) and the purchasers' financial status, investment experience and investment intent, as represented to the Company.

               The Company believes the sale of the Series A Preferred Stock and the warrants issued in connection therewith qualifies as a transaction by an issuer not involving a public offering within the meaning of
          Section 4(2) of the Securities Act based on the manner of offering (a negotiated sale to "accredited investors" (as defined in Rule 501 of Regulation D under the Securities Act) and to two non-accredited investors without general solicitation) and the purchasers' financial status, investment experience and investment intent, as represented to the Company.


Item 6.   Exhibits and Reports on Form 8-K

(a)       4.2 -   Form of Warrant
          4.3 -   Certificate of Designations of Series A Preferred Stock
          4.4 -   Certificate of Designations of Series C Preferred Stock
          10.36 - Securities Purchase Agreement dated as of May 6, 1998, by and among the Company, Alpine Associates, a New Jersey Limited
                  Partnership ("Alpine") and East West Capital Associates, Inc.
                  ("Capital")
          10.37 - Security Agreement dated as of May 6, 1998, by and among the
                  Company, Capital, Alpine and Alpine, as collateral agent for itself and Capital
          10.38 - Senior Secured Promissory Note in the aggregate principal amount of $3,000,000 issued to Alpine
          10.39 - Senior Secured Promissory Note in the aggregate principal amount of $1,500,000 issued to Capital
          10.40 - Securities Purchase Agreement dated as of May 6, 1998, between the Company and the Purchasers parties thereto
          10.41 - Registration Rights Agreement dated as of May 6, 1998, by and among the Company and the Purchasers parties thereto
          10.42 - Specimen of Preferred Stock certificate

          27 -    Financial Data Schedule

(b)       Reports on Form 8-K

          Registrant filed a Current Report on Form 8-K, dated April 23, 1998, in respect to the press release of registrant dated April 22, 1998 announcing 7th Level & Pulse Cancel Merger Plans; 7th Level Announces Commitments and Terms for $4.5 Million Bridge Loan and $10 Million Private Placement. (Item 5).

                                7TH LEVEL, INC.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  7TH LEVEL, INC.




Date:  May 15, 1998               By: /s/ DONALD SCHUPAK
                                      ------------------------------------------
                                       Donald Schupak
                                       Chairman of the Board and Director
                                       (Principal Financial Officer)