Form 10-Q
period 1998-06-30
7TH LEVEL INC
filed 1998-08-13
CIK 920038

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                _______________

                                   FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR


[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM        TO
                                              ------    ------
                        Commission file number 0-24936


                                7TH LEVEL, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                               75-2480669
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)


        1201 RICHARDSON DRIVE
              SUITE 277
          RICHARDSON, TEXAS                          75080
    (Address of principal executive offices)      (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 498-8100

     Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes   X              No
                               ----            ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK, $0.01 PAR VALUE                  17,585,192
            (Title of Each Class)            Number of Shares Outstanding at
                                                      July 28, 1998

                                7TH LEVEL, INC.

                                   Form 10-Q
                 For the Quarterly Period Ended June 30, 1998

                                     Index

PART I                                      FINANCIAL INFORMATION                             Page No.
                                                                                          ----------------
Item 1                     Condensed Consolidated Balance Sheets at June 30, 1998 and
                           December 31, 1997                                                             3


                           Condensed Consolidated Statements of Operations for the
                           Three and Six Months Ended June 30, 1998 and 1997                             4


                           Condensed Consolidated Statements of Cash Flows for the Six
                           Months Ended June 30, 1998 and 1997                                           5


                           Notes to Condensed Consolidated Financial Statements                          6


Item 2                     Management's Discussion and Analysis of Financial Condition
                           and  Results of Operations                                                    8


PART II                    OTHER INFORMATION

Item 1                     Legal Proceedings                                                            14

Item 2                     Changes in Securities                                                        14

Item 4                     Submission of Matters to a Vote of Security Holders                          16

Item 6                     Exhibits and Reports on Form 8-K                                             16

                           SIGNATURE                                                                    17

Part I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                                7TH LEVEL, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                       June 30, 1998           December 31, 1997
                                                                       -------------           -----------------
                                     ASSETS
Cash and cash equivalents                                                 $ 9,052,907              $ 2,465,079
Accounts receivable, net                                                       90,703                1,112,026
Inventories                                                                         -                   18,477
Other current assets                                                          599,435                  752,847
                                                                       ---------------          ---------------
                Total current assets                                        9,743,045                4,348,429
Fixed assets, net                                                           3,745,699                4,960,560
Intangible assets, net                                                         10,095                   13,132
Other assets                                                                  315,997                  532,605
                                                                       ===============          ===============
                Total assets                                             $ 13,814,836              $ 9,854,726
                                                                       ===============          ===============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                            $ 499,708              $ 1,111,732
Accrued expenses and other current liabilities                              4,502,044                5,352,874
Current portion of notes payable                                              564,453                   79,318
                                                                       ---------------          ---------------
                Total current liabilities                                   5,566,204                6,543,924
Notes payable                                                               4,266,431                  377,027
Notes payable to related parties                                                    -                  108,108
Other                                                                         256,268                  366,212
                                                                       ---------------          ---------------
                Total liabilities                                          10,088,904                7,395,271
Commitments and contingencies
Stockholders' equity:
        Series A preferred stock  ($5,500,000 liquidation value)            2,479,138                        -
        Common stock                                                          168,156                  137,837
        Additional capital                                                 76,964,315               70,642,628
        Accumulated deficit                                               (75,885,677)             (68,333,578)
        Cumulative other comprehensive income                                       -                   12,568
                                                                       ---------------          ---------------
                Total stockholders' equity                                  3,725,932                2,459,455
                                                                       ===============          ===============
                Total liabilities and stockholders' equity               $ 13,814,836              $ 9,854,726
                                                                       ===============          ===============

                            See accompanying notes.

                                7TH LEVEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                         Three Months Ended Three Months Ended  Six Months Ended   Six Months Ended
                                            June 30, 1998      June 30, 1997      June 30, 1998      June 30, 1997
                                            -------------      -------------      -------------      -------------




Net revenues                                $      72,388      $     963,736      $     534,141      $   5,161,572
Cost of revenues                                   38,423          1,037,013            123,343          3,703,148
                                            -------------      -------------      -------------      -------------
       Gross profit (loss)                         33,965            (73,277)           410,798          1,458,424
                                            -------------      -------------      -------------      -------------

Operating expenses:
       Research and product development         1,002,757          4,033,503          2,168,973          8,621,283
       Sales and marketing                        191,365          1,821,248            542,310          3,724,593
       General and administrative               2,584,269          1,392,811          3,828,587          2,993,745
                                            -------------      -------------      -------------      -------------
             Total operating expenses           3,778,391          7,247,562          6,539,870         15,339,621
                                            -------------      -------------      -------------      -------------
             Operating loss                    (3,744,426)        (7,320,839)        (6,129,072)       (13,881,197)
Interest and other, net                        (1,266,198)           181,681         (1,423,027)           280,793
                                            -------------      -------------      -------------      -------------
             Net loss                       $  (5,010,624)     $  (7,139,158)     $  (7,552,099)     $ (13,600,404)
                                            =============      =============      =============      =============

Basic and diluted loss per common share     $       (0.33)     $       (0.52)     $       (0.52)     $       (1.00)
                                            =============      =============      =============      =============

Weighted average basic and diluted
       shares outstanding                      15,022,132         13,628,742         14,406,355         13,612,820
                                            =============      =============      =============      =============

                            See accompanying notes.

                                7TH LEVEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Six Months Ended        Six Months Ended
                                                                                  June 30, 1998           June 30, 1997
                                                                                  -------------           -------------
Cash flows from operating activities:
      Net loss                                                                     $(7,552,099)          $ (13,600,404)
      Adjustments to reconcile net loss to net cash used in
           operating activities:
                Non-cash compensation and interest                                   2,767,749                       -
                Depreciation and amortization                                        1,039,401               1,791,983
                (Gain) loss on sale of assets                                          161,207                 (94,802)
                Gain on early retirement of debt                                             -                 (10,142)
                Change in operating assets and liabilities                               6,941                ,991,113
                                                                                  -------------           -------------
                          Net cash used in operating activities                     (3,576,801)             (7,922,252)
                                                                                  -------------           -------------

Cash flows from investing activities:
      Capital expenditures                                                             (22,240)               (427,910)
      Proceeds from sale of assets                                                      39,528               5,594,010
      Sale of short-term investments                                                         -               2,992,458
                                                                                  -------------           -------------
                          Net cash provided by investing activities                     17,288               8,158,558
                                                                                  -------------           -------------

Cash flows from financing activities:
      Issuance of Common Stock under stock option
                and stock purchase plans                                               638,774                 216,167
      Net proceeds from issuance of preferred stock                                  5,268,876                       -
      Net proceeds from debt issuance                                                4,616,796                       -
      Proceeds from exercise of warrants                                                20,500                       -
      Issuance of Common Stock                                                           7,650                       -
      Repayment of long-term obligations                                               (99,359)             (5,750,000)
                                                                                  -------------           -------------
                         Net cash provided by (used in ) financing activities       10,453,237              (5,533,833)
                                                                                  -------------           -------------

                         Effect of exchange rate changes on cash                             -                 (17,357)
                                                                                  -------------           -------------
                         Net increase (decrease) in cash                             6,893,724              (5,314,884)
Cash and cash equivalents, beginning of period                                       2,465,079              10,798,372
                                                                                  -------------           -------------
Cash and cash equivalents, end of period                                           $ 9,358,803             $ 5,483,488
                                                                                  =============           =============

                            See accompanying notes.

                                7TH LEVEL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

          The condensed consolidated financial statements of 7th Level, Inc. (the "Company") are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 [and the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998]. The results of operations for the three and six months June 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

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

3.  Private Placement

          In May 1998, the Company sold, pursuant to a private placement, Secured Promissory Notes ("Notes") in the aggregate principal amount of $4,500,000 and warrants for 675,000 shares of common stock, par value $0.01 per share ("Common Stock"), of the Company at an exercise price of $0.01 per share. The Company allocated approximately $1,200,000 of the proceeds from the Notes to the warrants based on the relative fair values of the Notes and the warrants. Accordingly, the Company is amortizing the related debt discount to interest expense over the period from May 6, 1998 (date of issuance) to July 13, 1998 (date of exchange see below). All of such warrants were exercised in June 1998. On July 9, 1998, the Company obtained stockholder approval for, among other things, an increase in its authorized Common Stock (the "Certificate of Amendment") at its 1998 Annual Meeting of Stockholders. The Certificate of Amendment was filed on July 10, 1998. On July 13, 1998, the holders of the Notes exchanged the Notes for 4,500 shares of the Company's Series B Convertible Preferred Stock, $0.01 par value per share ("Series B Convertible Preferred Stock") and warrants to purchase 1,125,000 shares of Common Stock at an exercise price of $0.01 per share.

          In May 1998, the Company also sold, pursuant to a private placement, shares of Series A Preferred Stock in the aggregate amount of $5,500,000 and warrants exercisable at any time or from time to time commencing from June 1, 1998 until March 30, 2005, unless there is a change in control of the Company, at which time the warrants may be exercised immediately, for 1,375,000 shares of Common Stock at an exercise price of $0.01 per share. The Company allocated approximately $2,500,000 of the proceeds from the Series A Preferred Stock to the warrants based on the relative fair values of the Series A Preferred Stock and the warrants. All of such warrants were exercised in June 1998. On July 13, 1998, after the Certificate of Amendment was approved by the Company's stockholders and was filed with the

Secretary of State of the State of Delaware, the exchange of 5,500 shares of Series A Preferred Stock for 5,500 shares of Series B Convertible Preferred Stock was effected.

          The Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock ("the Certificate of Designations") provides that on the original issue date of the Series B Convertible Preferred Stock, the holders of the Series B Convertible Preferred Stock will have the right to nominate two members of the Board of Directors of the Company. The Series B Convertible Preferred Stock ranks senior and prior to the Common Stock and to all other classes or series of stock issued by the Company. Dividends accrue on the shares of Series B Convertible Preferred Stock at the rate of 8% per annum; provided, however, that in the event the Company fails to redeem the Series B Convertible Preferred Stock on or before April 30, 2005, (the "Anniversary Redemption Date") pursuant to the Certificate of Designations, the dividend rate on the Series B Convertible Preferred Stock shall increase 2% per annum on each anniversary of the Anniversary Redemption Date. Annual dividends are cumulative and are payable quarterly in arrears when and as declared by the Company's Board of Directors. These shares have a liquidation preference of $1,000 per share. The Series B Convertible Preferred Stock is convertible immediately into Common Stock, initially at a conversion price of $2.00 per share, subject to adjustment. The shares of Series B Convertible Preferred Stock may be redeemed, at the option of the Company, at $1,000 per share on or after the Anniversary Redemption Date. Upon a change of control, the Company may offer to redeem such shares at $2,000 per share or the Company may issue to each holder of Series B Convertible Preferred Stock warrants exercisable for 250,000 shares of Common Stock for each 1,000 shares of Series B Convertible Preferred Stock, at an exercise price of $0.01 per share. The Company also has optional redemption rights at any time after i) completion of an underwritten public offering by the Company with gross proceeds to the Company of at least $20,000,000 and a price per share of Common Stock , initially in excess of $4.00 per share or ii) after the Company's Common Stock shall have traded at an average price generally in excess of $4.00 per share for 20 consecutive trading days and the aggregate market value of the Common Stock held by non-Affiliates of the Company is at least $35,000,000. The holders of Series B Convertible Preferred Stock also are entitled to certain preemptive rights, co-sale rights and registration rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 [and the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998]. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

OVERVIEW

          The Company continues to leverage its core animation software technology on the Internet, other narrow and broadband networks and standalone PC's. The Company has developed a software technology, Agent 7, which can be used to produce, lip synch and play back animated characters on Web pages and from within all major PC software packages, such as Microsoft PowerPoint, Word and Excel. Agent 7 1.0, which was first released for sale on the Company's website on August 7, 1998, is the first commercial application of 7th Level's core technology, which has been named Media Control 7, or "mc7". mc7 can be used to control, manipulate, and publish multiple sources of media streaming over the Internet and other networks or multiple sources resident on standalone PCs. 7th Level plans to release additional applications this year and next, based on mc7(1).

          On May 6, 1998, the Company closed a $10 million private placement to finance the rollout of the Company's new line of Internet software products. (See "Liquidity and Capital Resources.") Additionally, the Company announced several new strategic distribution agreements and a new management team to lead the Company's entry into the market for Internet applications, tools and technology. Richard S. Merrick, the Company's Senior Vice President of Technology and Chief Strategist, was named Chief Executive Officer; Curt W. Marvis, Senior Vice President of Business Development, was named President; and Timothy J. Cahill, formerly Vice President and General Manager of Pulse Entertainment, Inc., was named Chief Operating Officer and Executive Vice President. Robert Alan Ezrin, a founder of the Company, relinquished his position as interim Chief Executive Officer and President to become Vice Chairman of the Board of Directors.

          The Company is emerging from the development phase of its new Internet technology and accordingly, the Company believes that significant revenues from its new mc7 technology will not be realized until at least the second half of 1998.(1) However, the Company has begun to realize the benefits of previous actions reflecting a dramatically lower cost structure primarily due to staff reductions.

RESULTS OF OPERATIONS

Three Month Periods Ended June 30, 1998 and June 30, 1997

          In the three months ended June 30, 1998, 7th Level net revenues decreased to $72,388, which is significantly lower than the $963,736 achieved in the three months ended June 30, 1997. Approximately $25,000 of revenues from custom character work was recognized in the three months ended June 30, 1998 which amounted to 35% of total revenues. The remaining 65% of revenues was from sales of CD-ROM products and licenses. The Company's minimal revenues in the 1998 period represent the transition from the previous business model and the new strategy as discussed above. Gross revenues for the second quarter of 1997 were reduced approximately $800,000 for returns allowances and price reductions on CD-ROM inventory already in the channel. The Company continued pricing actions into the second quarter of 1997 to stimulate sales through the distribution channel. The Company's returns allowance was higher in the 1997 period than previously experienced, as many of the titles in the back catalog were not achieving sales expectations at the retail level and risked losing shelf space. In the second three months of 1997, approximately 45% of net revenues related to product sales and the remaining 55% was from licensing, OEM and development contracts.

          Cost of revenues for the quarter ended June 30, 1998 was $38,423 or 53% of net revenue, including manufacturing cost of $7,288 and royalty and licensing costs of $31,135. For the quarter ended June 30, 1997, cost of revenues was $1,037,013 or 108% of net revenues. The significant cost of revenues in the 1997 period as a percentage of net revenues is due to numerous factors including the returns and price protection adjustments noted above as well as asset valuation reductions, primarily inventory and prepaid royalties, along with lower margins associated with development revenue. The Company expects fluctuations in gross margin in the future as the Company's new business strategy is implemented and as changes occur in the composition of the revenues and the associated cost of revenues.(1)

          Research and product development expenses were $1,002,757 and $4,033,503 for the three months ended June 30, 1998 and 1997, respectively. Research and product development costs decreased 75% in the 1998 period due to reductions in headcount and related expenditures in line with the new business strategy. Results from the 1997 period included spending for five CD-ROM titles in active production.

          Sales and marketing expenses were $191,365 and $1,821,248 for the quarter ended June 30, 1998 and 1997, respectively. Sales and marketing expenses included $94,257 and $782,061 of expenses for advertising, marketing and public relations and $97,108 and $1,039,187 of expenses related to internal staffing for the three months ended June 30, 1998 and 1997, respectively. Following its departure from the CD-ROM games business, the Company has effected various cost saving measures including staff reductions and lower advertising expenditures which resulted in the significant decrease in sales and marketing expenses between the two periods.

          General and administrative expenses for the three months ended June 30, 1998 were $2,584,269 compared with $1,392,811 for the three months ended June 30, 1997. General and administrative expenses for the quarter ended June 30, 1998 included approximately $1,380,000 in non-cash compensation related to stock granted to the Company's Chairman and Vice Chairman and approximately $44,000 in charges for certain stock options and stock warrants granted to consultants. Excluding the one-time expenses, general and administrative expenses decreased approximately 17% between the two periods.

          The Company's interest income was more than offset by interest expense in the three months ended June 30, 1998. Net interest expense was $1,266,198 recognized in the three months ended June 30, 1998 compared to $181,681 net interest income for the three months ended June 30, 1997. Included in the amount for 1998 was approximately $1,340,000 related to amortization of debt issuance costs and accretion of debt discount following the financing transaction (see "Liquidity and Capital Resources"). Included in the amount for 1997 was approximately $95,000 for the gain recognized from the sale of an office building, net of the interest capitalized as a cost of financing the acquisition of land and office building construction.

Six Month Periods Ended June 30, 1998 and June 30, 1997

          For the six months ended June 30, 1998, net revenues totaled $534,141 compared to $5,161,572 for the six months ended June 30, 1997. As previously disclosed, the Company has transitioned from the CD-ROM games business and is leveraging the underlying software technologies in the new business strategy. The 90% decrease in net revenues reflects the shift in business strategy as the new products on the mc7 platform have not yet been launched and accordingly, no revenues have been realized.

          Cost of revenues during the six months ended June 30, 1998 was $123,343 or 23% of net revenue. For the six months ended June 30, 1997 cost of revenues was $3,703,148 or 72% of net revenue. The Company expects fluctuations in gross margin in the future as the Company's new business strategy is implemented.(1 The gross margin in the first half of 1997 was negatively impacted by changes in the revenue mix, through the inclusion of substantial returns and price protection adjustments and development revenue, which has a higher cost of revenue than product sales or OEM licensing revenue.

          Research and product development expenses were $2,168,973 for the six months ended June 30, 1998 compared to $8,621,283 for the six months ended June 30, 1997. Research and product development expenses decreased 75% over the same period of the prior year due to reductions in headcount and related expenditures in line with the new business strategy.

          Sales and marketing expenses were $542,310 or 102% of revenues, for the six months ended June 30, 1998, compared to $3,724,593, or 72% of revenues, for the six months ended June 30, 1997. Internal staffing expenses decreased approximately 80% as a result of personnel reductions and closure of the Company's international sales and marketing offices. Costs for advertising, marketing and public relations decreased by 91% in the first half of 1998 compared to the first half of 1997 as no products were launched in the first half of 1998 and marketing activities were negligible.

          General and administrative expenses were $3,828,587 for the six months ended June 30, 1998, compared with $2,993,745 for the six months ended June 30, 1997. One time charges were recognized in the first half of 1998 totaling $1,824,000 which included approximately (i)$1,380,000 in non-cash compensation related to stock granted to the Company's Chairman and Vice Chairman, (ii) $44,000 in charges for certain stock options and stock warrants granted to consultants and (iii) $400,000 related to professional fees associated with the terminated merger with Pulse. Approximately $400,000 of the amount in the 1997 period was associated with expenses related to employee resignations in the first quarter of 1997. Excluding the one-time expenses, general and administrative expenses decreased approximately 23% between the two periods.

          Net interest expense was $1,423,027 for the six months ended June 30, 1998 compared to $280,793 net interest income for the six months ended June 30, 1997. Included in the amount for 1998 was approximately $1,340,000 expense related to amortization of debt issuance costs and accretion of debt discount following the financing transaction (see "Liquidity and Capital Resources"). The decrease is also because of lower cash balances available for investment along with higher average debt outstanding. Included in the amount for 1997 was approximately $95,000 for the gain recognized from the sale of an office building, net of the interest capitalized as a cost of financing the acquisition of land and office building construction.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and short term investments increased $6,587,828 during the first half of the year to $9,052,907 at June 30, 1998. The increase is the result of the $10,000,000 private placement funded in May 1998, offset by operating activities during the first six months of 1998. Net cash used in operating activities was $3,729,749 which included a net loss of $7,552,099 for the six months ended June 30, 1998, offset by non cash items such as charges for stock grants and amortization of debt issuance costs and accretion of debt discount described above, as well as the non-cash depreciation and amortization expenses. Approximately $660,000 cash was provided in the six months ended June 30, 1998 from the issuance of Common Stock due to exercises of stock options, stock purchase agreements and stock warrants. The Company sold surplus equipment resulting in a loss on disposition of $161,207, and has significantly curtailed capital expenditures, with disbursements of $22,240, in the first six months of 1998 compared to $427,910 in the same period of 1997. Capital expenditures for the second half of 1998 are anticipated to be minimal (1), however, the Company continues to use cash and operate at a loss.

          In May 1998, the Company sold, pursuant to a private placement, Notes in the aggregate principal amount of $4,500,000 and warrants for 675,000 shares of Common Stock at an exercise price of $0.01 per share. The Company allocated approximately $1,200,000 of the proceeds from the Notes to the warrants based on the relative fair values of the Notes and the warrants. Accordingly, the Company is amortizing the related debt discount to interest expense over the period from May 6, 1998 (date of issuance) to July 13, 1998 (date of exchange see below). All of such warrants were exercised in June 1998. On July 9, 1998, the Company obtained stockholder approval for, among other things, an increase in its authorized

Common Stock and the Certificate of Amendment was filed on July 10, 1998. On July 13, 1998, the holders of the Notes exchanged the Notes for 4,500 shares of the Company's Series B Convertible Preferred Stock, $0.01 par value per share ("Series B Convertible Preferred Stock") and warrants to purchase 1,125,000 shares of Common Stock at an exercise price of $0.01 per share.

          In May 1998, the Company also sold, pursuant to a private placement, shares of Series A Preferred Stock in the aggregate amount of $5,500,000 and warrants exercisable at any time or from time to time commencing from June 1, 1998 until March 30, 2005, unless there is a change in control of the Company, at which time the warrants may be exercised immediately, for 1,375,000 shares of Common Stock at an exercise price of $0.01 per share. The Company allocated approximately $2,500,000 of the proceeds from the Series A Preferred Stock to the warrants based on the relative fair values of the Series A Preferred Stock and the warrants. All of such warrants were exercised in June 1998. On July 13, 1998, after the Certificate of Amendment was approved by the Company's stockholders and was filed with the Secretary of State of the State of Delaware, the exchange of 5,500 shares of Series A Preferred Stock for 5,500 shares of Series B Convertible Preferred Stock was effected.

          The Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock ("the Certificate of Designations") provides that on the original issue date of the Series B Convertible Preferred Stock, the holders of the Series B Convertible Preferred Stock will have the right to nominate two members of the Board of Directors of the Company. The Series B Convertible Preferred Stock ranks senior and prior to the Common Stock and to all other classes or series of stock issued by the Company. Dividends accrue on the shares of Series B Convertible Preferred Stock at the rate of 8% per annum; provided, however, that in the event the Company fails to redeem the Series B Convertible Preferred Stock on or before April 30, 2005, (the "Anniversary Redemption Date") pursuant to the Certificate of Designations, the dividend rate on the Series B Convertible Preferred Stock shall increase 2% per annum on each anniversary of the Anniversary Redemption Date. Annual dividends are cumulative and are payable quarterly in arrears when and as declared by the Company's Board of Directors. These shares have a liquidation preference of $1,000 per share. The Series B Convertible Preferred Stock is convertible immediately into Common Stock, initially at a conversion price of $2.00 per share, subject to adjustment. The shares of Series B Convertible Preferred Stock may be redeemed, at the option of the Company, at $1,000 per share on or after the Anniversary Redemption Date. Upon a change of control, the Company may offer to redeem such shares at $2,000 per share or the Company may issue to each holder of Series B Convertible Preferred Stock warrants exercisable for 250,000 shares of Common Stock for each 1,000 shares of Series B Convertible Preferred Stock, at an exercise price of $0.01 per share. The Company also has optional redemption rights at any time after i) completion of an underwritten public offering by the Company with gross proceeds to the Company of at least $20,000,000 and a price per share of Common Stock , initially in excess of $4.00 per share or ii) after the Company's Common Stock shall have traded at an average price generally in excess of $4.00 per share for 20 consecutive trading days and the aggregate market value of the Common Stock held by non-Affiliates of the Company is at least $35,000,000. The holders of Series B Convertible Preferred Stock are also entitled to certain preemptive rights, co-sale rights and registration rights.

           Subsequent to accepting commitments for the $10,000,000 financing, the Company was advised that it will be required to decrease the income (increase the loss) attributable to common shareholders for the quarter ending September 30, 1998, as a result of the increase in the market price of the Company's Common Stock from the date the Company entered into agreements with respect to the financing to the date of issuance of the Series B Convertible Preferred Stock (July 13, 1998). The reduction in income (increase in loss) attributable to common shareholders is based upon the difference between the market price of 5,000,000 shares of Common Stock into which the Series B Convertible Preferred Stock is convertible and the carrying value of the Series B Convertible Preferred Stock on the assumed date of conversion, or approximately $15,000,000. The one-time occurrence would be accounted for similar to a non-cash dividend and would not affect the Company's net income
(loss) nor aggregate stockholders' equity. In the view of the Company's accountants, based on the SEC's current position and the recent discussions of the Financial Accounting Standards Board's Emerging Issues Task Force Topic
D-60 (Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature), the Series B Convertible Preferred Stock conversion feature should be recognized and measured on July 13, 1998. The underlying conversion rate was provided for when the terms of the financing were agreed to and at a price above the then current market price of the Company's Common Stock, i.e., "out-of-the-money". Subsequent to reaching agreement on the financing transaction, the market price of the Company's Common Stock increased such that the conversion rate (fixed at the time of the financing commitment) was "in the money" at the time the securities were issued.

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

          The Company received a letter from Nasdaq setting forth conditions for continued listing. The Company satisfied all of Nasdaq's conditions. The Company subsequently received a memo entitled, "Update to Hearings Memorandum from Nasdaq" regarding certain stock and option issuances to directors and officers. The Company believes it is in compliance with all of Nasdaq's requirements and has so indicated in its response to Nasdaq.

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

          In April, 1998, Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities was issued. This SOP provides guidance on the financial reporting of start-up and organization costs and requires that these costs be expensed as incurred. The provisions of SOP 98-5 are effective for financial statements for fiscal years beginning after December 15, 1998, although early adoption is allowed. Adoption of SOP 98-5 is not expected to have a material impact on the Company's financial statements. The Company will adopt the provisions of this SOP on January 1, 1999.

_______________________________________________________________________________
     (1) Certain statements contained herein including those indicated by (1) are forward looking statements that involve risks and uncertainties. Accordingly, no assurance can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by the Company. These factors include among others, the Company's ability to complete new products at planned costs and on planned schedules, the Company's ability to attract and retain strategic partners, the Company's ability to leverage intangible assets in its technology, the success of the Company's cost reduction strategy and the Company's ability to maintain a sufficient level of financing for its new business strategy. Additional factors which are beyond the Company's control and could influence results include market acceptance of the Company's products and adoption of the Internet as a medium of commerce and communications. See the discussion of the Company's business and a description of the various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statement which is included in Item 1 of the Company's Report on Form 10-K for the year ended December 31, 1997.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

                                7TH LEVEL, INC.

                          Part II.  Other Information


Item 1.   Legal Proceedings

               Technology Edutainment Network Laboratory Co., Ltd. v. 7th Level, Inc., United States District Court for the Central District of California, Case No. 98-3923 ADH (JGx). On May 19, 1998, plaintiff Technology Endutainment Network Laboratory Co., Ltd. ("TEN") filed a suit against the Company for alleged breach of contract and related claims concerning a contract for development of CD-ROM software, seeking $246,000 in alleged damages (the "Action"). On June 26, 1998, the Court partially granted TEN's application for a writ of attachment in the amount of $144,000. The writ of attachment has not yet been issued, and the Company intends to file an undertaking with the Court, or take other steps to secure against the attachment order so that no property is attached. On June 29, 1998, TEN instituted arbitration proceedings before the American Arbitration Association ("AAA") on the same claims it brought in the Action. On July 13, 1998, the Court issued an order staying the Action pending arbitration of the issues contained in the Action before the AAA. The Company intends vigorously to defend itself against TEN's claims in the arbitration and is considering filing a counterclaim against TEN concerning its alleged non-performance under the software development contract. The matter is still in its early stages and no arbitration proceedings have taken place.

Item 2.   Changes in Securities

               In April 1998, the Board of Directors approved the grant of options under a broad based plan to purchase approximately 2,967 shares of Series C Preferred Stock, ("Series C Preferred Stock") or upon the filing of a Certificate of Amendment (the "Amendment") increasing the Company's authorized Common Stock, which occurred on July 10, 1998, approximately 2,967,000 shares of Common Stock to Directors, management, employees and consultants.

               In May 1998, the Board of Directors approved the potential grant of an option to purchase 350 shares of Series C Preferred Stock or, upon the filing of the Amendment, which occurred on July 10, 1998, 350,000 shares of Common Stock to the new Chief Executive Officer conditioned upon a successful secondary offering and the attainment of a $15 per share stock price average for 60 days by the Company.

               In May 1998, the Board of Directors approved the grant of a warrant to purchase 200 shares of Series C Preferred Stock or, upon the filing of the Amendment, which occurred on July 10, 1998, 200,000 shares of Common Stock to East West Capital Associates, Inc. in connection with a consulting agreement, of which 50 shares of Series C Preferred Stock will be issued at $2.00 per one one-thousandth of a share, 50 shares at $3.00 per one one-thousandth of a share, 50 shares at $4.00 per one one-thousandth of a share and 50 shares at $5.00 per one one-thousandth of a share, or 50,000 shares of Common Stock will be issued at $2.00 per share, 50,000 shares at $3.00 per share, 50,000 shares at $4.00 per share and 50,000 shares at $5.00 per share.

               In May 1998, the Board of Directors approved the grant of a warrant to purchase 800 shares of Series C Preferred Stock or, upon the filing of the Amendment, which occurred on July 10, 1998, 800,000 shares of Common Stock to Donaldson, Lufkin and Jenrette Securities Corporation in connection with an engagement letter executed in November 1997, with respect to the Company's private placement of debt or equity securities, of which 200 shares of Series C Preferred Stock will be issued at $2.00 per one one-thousandth of a share, 200 shares at $3.00 per one one-thousandth of a share, 200 shares at $4.00 per one one-thousandth of a share and 200 shares at $5.00 per one one-thousandth of a share, or 200,000 shares of Common Stock will be issued at $2.00 per share, 200,000 shares at $3.00 per share, 200,000 shares at $4.00 per share and 200,000 shares at $5.00 per share.

               In April, 1998, as part of the broad based plan, the Board of Directors granted 655,000 and 110,000 shares of Common Stock to Donald Schupak and Robert Ezrin, respectively, in exchange for the payment of $0.01 per share and the surrender of options issued to Messrs. Schupak and Ezrin to purchase 655,000 and 60,000 shares of Common Stock, respectively. In addition, Messrs. Schupak and Ezrin waived cash bonuses which they were entitled to upon completion of the Company's $10,000,000 financing.

               The information concerning the Notes, the Series A Preferred Stock, the Series B Convertible Preferred Stock and the warrants issued with respect to the Notes and the Series A Preferred Stock set forth in Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the second and third paragraphs under "Liquidity and Capital Resources" on pages ten and eleven of this Report is incorporated herein by reference.

               The Company believes the sale of the Notes and the warrants issued in connection therewith qualifies as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), based on the manner of offering (a negotiated sale to two "accredited investors" (as defined in Rule 501 of Regulation D under the Securities Act) without general solicitation) and the purchasers' financial status, investment experience and investment intent, as represented to the Company.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders was held on July 9, 1998. The results of the voting were as follows:

          Proposal 1:  Election of Directors of the Company

                                                Votes          Votes          Votes
                                                -----          -----          -----
                 Nominee                         For          Against      Abstaining
                 -------                         ---          -------      ----------
          Donald Schupak                       16,388,144       7,855        129,878
          Robert Alan Ezrin                    16,380,052      16,214        129,878
          Merv Adelson                         16,383,416      12,850        129,878
          James A. Cannavino                   16,389,116       7,150        129,878
          Richard S. Merrick                   16,389,666       6,600        129,878

          Proposal 2: Approval of an amendment to the Restated Certificate of Incorporation of the Corporation (the "Certificate of Incorporation") to increase the number of authorized shares of Common Stock from 20,000,000 to 100,000,000.

                              Votes For:                         15,986,641
                              Votes Against:                        469,448
                              Votes Abstaining:                      70,055

          Proposal 3: Approval of an amendment to the Certificate of Incorporation to amend the terms of the Corporation's blank check preferred stock to provide that the Board of Directors of the Corporation may designate shares of preferred stock with voting rights other than one vote per share.

                              Votes For:                          9,402,803
                              Votes Against:                        474,057
                              Votes Abstaining:                     184,098

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          10.43 - Employment Agreement, dated as of April 20, 1998 by and between the Company and Richard S. Merrick

          27    -  Financial data schedule

(b)       Reports on Form 8-K

               Registrant filed a Current Report on Form 8-K, dated July 9, 1998, in respect to the proposals approved at the annual stock holder meeting, the filing of the Certificate of Amendment, the automatic conversion of Series A Preferred Stock to Series B Convertible Preferred Stock and the exchange of the Notes for Series B Convertible Preferred Stock. (Item 5).

               Registrant filed a Current Report on Form 8-K, dated April 23, 1998, in respect to the press release of registrant dated April 22, 1998 announcing 7th Level & Pulse Cancel Merger Plans; 7th Level Announces Commitments and Terms for $4.5 Million Bridge Loan and $10 Million Private Placement. (Item 5.)

                                7TH LEVEL, INC.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    7/TH/ LEVEL, INC.




Date:      August 12, 1998                 By: /s/ DONALD SCHUPAK
                                              ----------------------------------
                                              Donald Schupak
                                              Chairman of the Board and Director
                                              (Principal Financial Officer)