Form 10-Q
period 1998-09-30
7TH LEVEL INC
filed 1998-11-17
CIK 920038

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                ---------------

                                   FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                           Yes    X         No
                                 ---            ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK, $0.01 PAR VALUE                      17,586,192
         (Title of Each Class)               Number of Shares Outstanding at
                                                      November 6, 1998

                                7TH LEVEL, INC.

                                   Form 10-Q
               For the Quarterly Period Ended September 30, 1998

                                     Index



PART I  FINANCIAL INFORMATION                                           Page No.
                                                                        --------

Item 1  Condensed Consolidated Balance Sheets at September 30, 1998
        and December 31, 1997                                               3

        Condensed Consolidated Statements of Operations for the Three
        and Nine Months Ended September 30, 1998 and 1997                   4

        Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 1998 and 1997                            5

        Notes to Condensed Consolidated Financial Statements                6

Item 2  Management's Discussion and Analysis of Financial Condition
        and  Results of Operations                                          8

PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                  15

Item 2  Changes in Securities                                              15

Item 6  Exhibits and Reports on Form 8-K                                   16

        SIGNATURE                                                          17

Part I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements


                                7TH LEVEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                        September 30, 1998  December 31, 1997
                                                                        ------------------  -----------------
                                                    ASSETS

Cash and cash equivalents                                                  $  7,292,750        $  2,465,079
Accounts receivable, net                                                         49,876           1,112,026
Inventories                                                                        --                18,477
Other current assets                                                            122,686             752,847
                                                                           ------------        ------------
                Total current assets                                          7,465,312           4,348,429
Fixed assets, net                                                             3,249,156           4,960,560
Intangible assets, net                                                            8,577              13,132
Other assets                                                                    114,674             532,605
                                                                           ------------        ------------
                Total assets                                               $ 10,837,719        $  9,854,726
                                                                           ============        ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                           $    256,896        $  1,111,732
Accrued expenses and other current liabilities                                3,881,757           5,352,874
Current portion of notes payable                                                485,135              79,318
                                                                           ------------        ------------
                Total current liabilities                                     4,623,788           6,543,924
Notes payable                                                                      --               377,027
Notes payable to related parties                                                   --               108,108
Other                                                                           203,395             366,212
                                                                           ------------        ------------
                Total liabilities                                             4,827,183           7,395,271
Commitments and contingencies
Stockholders' equity:
        Series B convertible preferred stock
                ($10,173,151 liquidation value)                               5,479,138                --
        Common stock                                                            175,862             137,837
        Additional capital                                                   93,482,588          70,642,628
        Accumulated deficit                                                 (93,127,052)        (68,333,578)
        Cumulative other comprehensive income                                      --                12,568
                                                                           ------------        ------------
                Total stockholders' equity                                    6,010,536           2,459,455
                                                                           ------------        ------------
                Total liabilities and stockholders' equity                 $ 10,837,719        $  9,854,726
                                                                           ============        ============

                            See accompanying notes.

                                7TH LEVEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Three Months Ended   Three Months Ended    Nine Months Ended    Nine Months Ended
                                               September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                               ------------------   ------------------   ------------------   ------------------

Net revenues                                      $    251,345         $  3,271,245         $    785,486         $  8,432,817
Cost of revenues                                        40,867              558,691              164,210            4,261,839
                                                  ------------         ------------         ------------         ------------
       Gross profit                                    210,478            2,712,554              621,276            4,170,978
                                                  ------------         ------------         ------------         ------------

Operating expenses:
       Research and product development              1,028,766            4,370,096            3,197,739           12,991,379
       Sales and marketing                             231,317            1,808,237              773,627            5,532,830
       General and administrative                      999,192            1,289,558            4,824,743            4,228,984
       Amortization of intangible assets                 1,518              453,529                4,554              507,848
                                                  ------------         ------------         ------------         ------------
             Total operating expenses                2,260,793            7,921,420            8,800,663           23,261,041
                                                  ------------         ------------         ------------         ------------
             Operating loss                         (2,050,315)          (5,208,866)          (8,179,387)         (19,090,063)
Interest and other, net                               (220,198)              30,433           (1,643,225)             311,226
                                                  ------------         ------------         ------------         ------------
             Net loss                             $ (2,270,513)        $ (5,178,433)        $ (9,822,612)        $(18,778,837)

Dividends on preferred stock                           173,151                 --                173,151                 --
Beneficial conversion feature in association
       with preferred stock                         14,970,862                 --             14,970,862                 --
                                                  ------------         ------------         ------------         ------------
Net loss available to common shareholders         $(17,414,526)        $ (5,178,433)        $(24,966,625)        $(18,778,837)
                                                  ============         ============         ============         ============

Basic and diluted loss per common share           $      (1.00)        $      (0.38)        $      (1.62)        $      (1.38)
                                                  ============         ============         ============         ============

Basis and diluted weighted average
       shares outstanding                           17,462,159           13,679,239           15,439,185           13,635,203
                                                  ============         ============         ============         ============


                            See accompanying notes.

                                7TH LEVEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Nine Months Ended   Nine Months Ended
                                                                                   September 30, 1998   September 30, 1997
                                                                                   ------------------   ------------------

Cash flows from operating activities:
      Net loss                                                                        $ (9,822,612)        $(18,778,837)
      Adjustments to reconcile net loss to net cash used in
           operating activities:
                Non-cash compensation and interest                                       3,096,237                 --
                Depreciation and amortization                                            1,449,787            3,097,171
                (Gain) loss on sale of assets                                              166,745              (94,802)
                Gain on early retirement of debt                                              --                (10,142)
                Change in operating assets and liabilities                                (213,694)           4,553,338
                                                                                      ------------         ------------
                          Net cash used in operating activities                         (5,323,537)         (11,233,272)
                                                                                      ------------         ------------

Cash flows from investing activities:
      Capital expenditures                                                                 (43,968)            (437,464)
      Proceeds from sale of assets                                                          49,529            5,594,010
      Sale of short-term investments                                                          --              3,791,162
                                                                                      ------------         ------------
                          Net cash provided by investing activities                          5,561            8,947,708
                                                                                      ------------         ------------

Cash flows from financing activities:
      Issuance of Common Stock under stock option
                and stock purchase plans                                                   674,598              254,288
      Issuance of Common Stock                                                               7,650                  400
      Net proceeds from issuance of preferred stock                                      5,268,876                 --
      Net proceeds from debt issuance                                                    4,310,900                 --
      Proceeds from exercise of warrants                                                    28,000                 --
      Repayment of long-term obligations                                                  (144,377)          (5,750,000)
                                                                                      ------------         ------------
                         Net cash provided by (used in ) financing activities           10,145,647           (5,495,312)
                                                                                      ------------         ------------

                         Effect of exchange rate changes on cash                              --                (29,013)
                                                                                      ------------         ------------
                         Net increase (decrease) in cash                                 4,827,671           (7,809,889)
Cash and cash equivalents, beginning of period                                           2,465,079           10,798,372
                                                                                      ------------         ------------
Cash and cash equivalents, end of period                                              $  7,292,750         $  2,988,483
                                                                                      ============         ============


                            See accompanying notes.

                                7TH LEVEL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

          The condensed consolidated financial statements of 7th Level, Inc. (the "Company") are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1998 and June 30, 1998. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

2.   Loss per Common Share

          The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share, in the fourth quarter of 1997, which requires companies to present basic earnings per share and diluted earnings per share. Basic loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There is no difference between basic and diluted loss per share in the accompanying financial statements as the potential issuances of common stock had an antidilutive effect. Options outstanding to purchase 3,267,807 and 2,589,200 shares of common stock during the three- and nine-month periods ended September 30, 1998 and 1997, respectively, and warrants outstanding to purchase 1,278,195 and 350,000 shares of common stock during the three- and nine-month periods ended September 30, 1998 and 1997, respectively and 10,000 shares of Series B Convertible Preferred Stock convertible into 5,000,000 shares of common stock during the three- and nine-month periods ended September 30, 1998 and notes payable convertible into 137,562 shares of common stock during the three- and nine-month periods ended September 30, 1998 and 1997 have not been included in the computation of dilutive loss per share because to do so would be antidilutive.

3.   Private Placement

          In May 1998, the Company sold, pursuant to a private placement, Secured Promissory Notes ("Notes") in the aggregate principal amount of $4,500,000 and warrants for 675,000 shares of common stock, par value $0.01 per share ("Common Stock"), of the Company at an exercise price of $0.01 per share. The Company allocated approximately $1,200,000 of the proceeds from the Notes to the warrants based on the relative fair values of the Notes and the warrants. Accordingly, the Company amortized the related debt discount to interest expense over the period from May 6, 1998 (date of issuance) to July 13, 1998 (date of exchange see below). All of such warrants were exercised in June 1998. On July 9, 1998, the Company obtained stockholder approval for, among other things, an increase in its authorized Common Stock (the "Certificate of Amendment") at its 1998 Annual Meeting of Stockholders. The Certificate of Amendment was filed on July 10, 1998. On July 13, 1998, the holders of the Notes exchanged the Notes for 4,500 shares of the Company's Series B Convertible Preferred Stock, $0.01 par value per share ("Series B Convertible Preferred Stock") and warrants to purchase 1,125,000 shares of Common Stock at an exercise price of $0.01 per share. The Company allocated $3,000,000 to Series B Convertible Preferred Stock and $1,500,000 to warrants in accounting for the exchange.

          In May 1998, the Company also sold, pursuant to a private placement, shares of Series A Preferred Stock in the aggregate amount of $5,500,000 and warrants for 1,375,000 shares of Common Stock at an exercise price of $0.01 per share. The Company allocated approximately $2,500,000 of the proceeds from the Series A Preferred Stock to the warrants based on the relative fair values of the Series A Preferred Stock and the warrants. All of such warrants were exercised in June 1998. On July 13, 1998, after the Certificate of Amendment was approved by the Company's stockholders and was filed with the

Secretary of State of the State of Delaware, the exchange of 5,500 shares of Series A Preferred Stock for 5,500 shares of Series B Convertible Preferred Stock was effected.

          The Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (the "Certificate of Designations") provides that on the original issue date of the Series B Convertible Preferred Stock, the holders of the Series B Convertible Preferred Stock will have the right to nominate two members of the Board of Directors of the Company. The Series B Convertible Preferred Stock ranks senior and prior to the Common Stock and to all other classes or series of stock issued by the Company. Dividends accrue on the shares of Series B Convertible Preferred Stock at the rate of 8% per annum; provided, however, that in the event the Company fails to redeem the Series B Convertible Preferred Stock on or before April 30, 2005 (the "Anniversary Redemption Date"), pursuant to the Certificate of Designations, the dividend rate on the Series B Convertible Preferred Stock shall increase 2% per annum on each anniversary of the Anniversary Redemption Date. Annual dividends are cumulative and are payable quarterly in arrears when and as declared by the Company's Board of Directors. These shares have a liquidation preference of $1,000 per share. The Series B Convertible Preferred Stock is convertible immediately into Common Stock, initially at a conversion price of $2.00 per share, subject to adjustment. The shares of Series B Convertible Preferred Stock may be redeemed, at the option of the Company, at $1,000 per share on or after the Anniversary Redemption Date. Upon a change of control, the Company may offer to redeem such shares at $2,000 per share or the Company may issue to each holder of Series B Convertible Preferred Stock warrants exercisable for 250,000 shares of Common Stock for each 1,000 shares of Series B Convertible Preferred Stock owned by such holder at an exercise price of $0.01 per share. The Company also has optional redemption rights at any time after i) completion of an underwritten public offering by the Company with gross proceeds to the Company of at least $20,000,000 and a price per share of Common Stock of at least $4.00 per share, subject to adjustment, or ii) after the Company's Common Stock shall have traded at an average price in excess of $4.00 per share, subject to adjustment, for 20 consecutive trading days and the aggregate market value of the Common Stock held by non-Affiliates of the Company is at least $35,000,000. The holders of Series B Convertible Preferred Stock also are entitled to certain preemptive rights, co-sale rights and registration rights.

For the three and nine months ended September 30, 1998, the Company was required to increase the loss attributable to common stockholders, as a result of the beneficial conversion feature which arose due to the increase in the market price of the Company's Common Stock from the date the Company received commitments with respect to the $10,000,000 financing (April 20, 1998) to the date of issuance of the Series B Convertible Preferred Stock (July 13, 1998). The beneficial conversion feature is based upon the difference between the market price of the 5,000,000 shares of Common Stock into which the Series B Convertible Preferred Stock is convertible and the carrying value of the Series B Convertible Preferred Stock on the date of authorized issuance, or approximately $15,000,000. The one-time occurrence was accounted for similar to a non-cash dividend and had no effect on the Company's net loss or aggregate stockholders' equity.

4.   Contingencies

          In connection with the Company's exit from the multimedia CD-ROM content development and publishing business, including international office closures, the Company is party to certain controversies. It is the opinion of management that adequate provision for losses has been made and the ultimate resolution of these issues is not expected to have a materially adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1998 and June 30, 1998. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

OVERVIEW

          The Company continues to leverage its core animation software technology on the Internet, other narrow and broadband networks and standalone PC's. The Company has developed a software technology, Agent 7, which can be used to produce, lip synch and play back animated characters on Web pages and from within all major PC software packages, such as Microsoft PowerPoint, Word and Excel. Agent 7 1.0, which was first released for sale on the Company's website on August 7, 1998, is the first commercial application of 7th Level's core technology, which has been named Media Control 7, or "Mc7". Mc7 can be used to control, manipulate and publish multiple sources of media streaming over the Internet and other networks or multiple sources resident on standalone PCs. 7th Level plans to release additional applications this year and next, based on Mc7/(1)/.

          The Company is emerging from the development phase of its new Internet technology. The Company released the first application of its new Internet technology, Agent 7, in August 1998. Sales of this application are dependent to a substantial extent on the download of its player, Mc7, which enables Internet users to view the interactive animation published by Agent 7. The Company to date is largely dependent upon its strategic marketing and distribution partners to proliferate independent downloads of Mc7, and, based upon agreements and forecasts by such key partners, had anticipated substantial download activity in the summer of 1998. For reasons independent of the Company, anticipated download activity has been delayed, resulting in delay of the Company's proposed marketing program for Agent 7 and concomitant delay in sales activity. The Company has been advised by one if its key marketing partners, RealNetworks, that it expects to release a final version of its new player accompanied by a substantial marketing program designed to promote download of its updated player known as Realplayer G2 in the near future. G2 will support an auto-install feature of Mc7 which the Company believes will result in commencement of substantially more downloads of its player/1/. In addition, with the release and promotion of G2, RealNetworks will release for sale a special version of Agent 7 designed for use with RealNetworks' G2 player and has advised the Company that it intends to support the release of Agent 7 G2 with a substantial marketing campaign/1/. The Company intends to tailor its own marketing of Agent 7 to the timing and success of the G2 program. The Company has also been negotiating licenses of its Agent 7 technology to other companies who would integrate the technology in their own vertical applications such as web based training applications. The Company believes that use of its technology by others in this fashion will enhance licensees' offerings and therefore represent an attractive royalty revenue source for the Company in the future/(1)/.

          Realizing that the delay in independent Mc7 downloads could delay a substantial portion of anticipated sales of Agent 7, the Company accelerated completion of development of two applications that are not dependent on advance player download for broad based adoption, namely desktop applications known as Present 7 and voice activated e-mail known as Mail 7. The first of these applications, Present 7, is expected to be completed and ready for marketing around year end, and Mail 7 is expected to be completed in the first quarter of 1999/(1)/. The Company has begun discussions with potential marketing and distribution partners for these applications. The Company has also completed an alpha version of its interactive character animation technology for use in instant messaging such as ICQ and expects to have a beta version ready in the second quarter of 1999/1/. Instant messaging applications have enjoyed a great deal of growth and attention in the Internet space over the course of the last year, and in the opinion of management, represents a substantial opportunity for the Company's technology.

          The Company has begun to realize the benefits of previous actions reflecting a dramatically lower cost structure primarily due to staff reductions and associated overhead requirements. Further, the Company believes actions taken in the early fourth quarter of 1998, specifically a reduction in the production personnel in the Glendale, California office and a subleasing of a portion of the Glendale facility, will reduce expenses by over $1 million on an annualized basis/(1)/.

RESULTS OF OPERATIONS

Three Month Periods Ended September 30, 1998 and September 30, 1997

          In the three months ended September 30, 1998, 7th Level net revenues decreased to $251,345, which is significantly lower than the $3,271,245 achieved in the three months ended September 30, 1997. Approximately $37,000 of revenues from custom character work and Agent 7 was recognized in the three months ended September 30, 1998 which amounted to 15% of total revenues. The remaining 85% of revenues were royalties from licenses for the Company's CD-ROM game technology. The Company's minimal revenues in the 1998 period represent the transition from the previous business model and the new strategy as discussed
above.   Included in net revenues for the three months ended September 30, 1997 was $1.8 million for the sale of Dominion, one of the Company's CD ROM game titles. Excluding the sale of Dominion in the third quarter of 1997, approximately 51% of remaining net revenues related to product sales and 49% was from licensing, OEM and development contracts.

          Cost of revenues for the quarter ended September 30, 1998 was $40,867 or 16% of net revenue, including processing of e-commerce sales, royalty payments and development costs. For the quarter ended September 30, 1997, cost of revenues was $558,691 or 17% of net revenues. The Company expects fluctuations in gross margin in the future as the Company's new business strategy is implemented and as changes occur in the composition of the revenues and the associated cost of revenues./(1)/

          Research and product development expenses were $1,028,766 and $4,370,096 for the three months ended September 30, 1998 and 1997, respectively. Research and product development costs decreased 76% in the 1998 period due to reductions in headcount and related expenditures in line with the new business strategy. Results from the 1997 period included spending for five CD-ROM titles in active production.

          Sales and marketing expenses were $231,317 and $1,808,237 for the quarter ended September 30, 1998 and 1997, respectively. Sales and marketing expenses included $107,526 and $446,321 of expenses for advertising, marketing and public relations and $123,791 and $1,361,916 of expenses related to internal staffing for the three months ended September 30, 1998 and 1997, respectively. Following its departure from the CD-ROM games business, the Company has effected various cost saving measures including staff reductions and lower advertising expenditures which resulted in the significant decrease in sales and marketing expenses between the two periods. The Company expects increases in sales and marketing expenses in the future as the Company launches the new mc7 applications./(1)/

          General and administrative expenses, including amortization of intangible assets, for the three months ended September 30, 1998 were $1,000,710 compared with $1,743,087 for the three months ended September 30, 1997. General and administrative expenses for the quarter ended September 30, 1997 included approximately $453,500 amortization for the write off of the goodwill associated with the San Francisco based Lanpro entities acquired in December 1995. Excluding the write off, general and administrative expenses decreased approximately 22% between the two periods.

          The Company's interest income was more than offset by interest expense in the three months ended September 30, 1998. Net interest expense was $220,198 recognized in the three months ended September 30, 1998 compared to $30,433 net interest income for the three months ended September 30, 1997. Included in the amount for 1998 was approximately $317,000 expense related to amortization of debt issuance costs and accretion of debt discount following the financing transaction (see "Liquidity and Capital Resources").

Nine Month Periods Ended September 30, 1998 and September 30, 1997

          For the nine months ended September 30, 1998, net revenues totaled $785,486 compared to $8,432,817 for the nine months ended September 30, 1997. As previously disclosed and as described above, the Company has transitioned from the CD-ROM games business and is leveraging the underlying software technologies in the new business strategy. The 91% decrease in net revenues reflects the shift in business strategy as the first of the new products on the mc7 platform was formally released late in the third quarter of 1998 and accordingly, no significant revenues have been realized.

          Cost of revenues during the nine months ended September 30, 1998 was $164,210 or 21% of net revenue. For the nine months ended September 30, 1997 cost of revenues was $4,261,839 or 51% of net revenue. The Company expects fluctuations in gross margin in the future as the Company's new business strategy is implemented.(1) The gross margin in the first nine months of 1997 was negatively impacted by changes in the revenue mix, through the inclusion of substantial returns and price protection adjustments and development revenue, which has a higher cost of revenue than product sales or OEM licensing revenue.

          Research and product development expenses were $3,197,739 for the nine months ended September 30, 1998 compared to $12,991,379 for the nine months ended September 30, 1997. Research and product development expenses decreased 75% over the same period of the prior year due to reductions in headcount and related expenditures in line with the new business strategy.

          Sales and marketing expenses were $773,627 or 98% of revenues, for the nine months ended September 30, 1998, compared to $5,532,830, or 66% of revenues, for the nine months ended September 30, 1997. Internal staffing expenses decreased approximately 84% as a result of personnel reductions and closure of the Company's international sales and marketing offices. Costs for advertising, marketing and public relations decreased by 88% in the first nine months of 1998 compared to the first nine months of 1997 as only one product was released during the 1998 period, the formal launch of which was in early fourth quarter and therefore marketing activities were negligible in the first nine months of 1998.

          General and administrative expenses were $4,829,297, including amortization of intangible assets, for the nine months ended September 30, 1998, compared with $4,736,832 for the nine months ended September 30, 1997. One time charges were recognized in the first nine months of 1998 totaling $1,824,000 which included approximately (i)$1,380,000 in non-cash compensation related to stock granted to the Company's Chairman and Vice Chairman, (ii) $44,000 in charges for certain stock options and stock warrants granted to consultants and
(iii) $400,000 related to professional fees associated with the terminated merger with Pulse. Approximately $853,500 of the amount in the 1997 period was for non-recurring items, including approximately $453,500 for the write off of goodwill associated with the San Francisco based Lanpro entities acquired in December 1995 and approximately $400,000 was associated with expenses related to employee resignations in the first quarter of 1997. Excluding these non-recurring expenses, general and administrative expenses decreased approximately 23% between the two periods.

          Net interest expense was $1,643,225 for the nine months ended September 30, 1998 compared to $311,226 net interest income for the nine months ended September 30, 1997. Included in the amount for 1998 was approximately $1,657,000 expense related to amortization of debt issuance costs and accretion of debt discount following the financing transaction (see "Liquidity and Capital Resources"). The change is also because of lower cash balances available for investment along with higher average debt outstanding. Included in the amount for 1997 was approximately $95,000 for the gain recognized from the sale of an office building, net of the interest capitalized as a cost of financing the acquisition of land and office building construction.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents increased $4,827,671 during the first nine months of the year to $7,292,750 at September 30, 1998. The increase is the result of the $10,000,000 private placement funded in May 1998, offset by operating activities during the first nine months of 1998. Net cash used in operating activities was $5,323,537 which included a net loss of $9,822,612 for the nine months ended September 30, 1998, offset by non cash items such as charges for stock grants and amortization of debt issuance costs and accretion of debt discount described above, as well as the non-cash depreciation and amortization expenses. Approximately $710,000 of cash was provided in the nine months ended September 30, 1998 from the issuance of Common Stock due to exercises of stock options, stock purchase agreements and stock warrants. The Company sold surplus equipment resulting in a loss on disposition of approximately $167,000, and has significantly curtailed capital expenditures, with disbursements of approximately $44,000, in the first nine months of 1998 compared to approximately $437,000 in the same period of 1997. Capital expenditures for the remainder of 1998 are anticipated to be minimal/(1)/, however, the Company continues to use cash and operate at a loss.

          In May 1998, the Company sold, pursuant to a private placement, Notes in the aggregate principal amount of $4,500,000 and warrants for 675,000 shares of Common Stock at an exercise price of $0.01 per share. The Company allocated approximately $1,200,000 of the proceeds from the Notes to the warrants based on the relative fair values of the Notes and the warrants. Accordingly, the Company amortized the related debt discount to interest expense over the period from May 6, 1998 (date of issuance) to July 13, 1998 (date of exchange see below). All of such warrants were exercised in June 1998. On July 9, 1998, the Company obtained stockholder approval for, among other things, an increase in its authorized Common Stock and the Certificate of Amendment was filed on July 10, 1998. On July 13, 1998, the holders of the Notes exchanged the Notes for 4,500 shares of the Company's Series B Convertible Preferred Stock, $0.01 par value per share ("Series B Convertible Preferred Stock") and warrants to purchase 1,125,000 shares of Common Stock at an exercise price of $0.01 per share.

          In May 1998, the Company also sold, pursuant to a private placement, shares of Series A Preferred Stock in the aggregate amount of $5,500,000 and warrants for 1,375,000 shares of Common Stock at an exercise price of $0.01 per share. The Company allocated approximately $2,500,000 of the proceeds from the Series A Preferred Stock to the warrants based on the relative fair values of the Series A Preferred Stock and the warrants. All of such warrants were exercised in June 1998. On July 13, 1998, after the Certificate of Amendment was approved by the Company's stockholders and was filed with the Secretary of State of the State of Delaware, the exchange of 5,500 shares of Series A Preferred Stock for 5,500 shares of Series B Convertible Preferred Stock was effected.

          The Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (the "Certificate of Designations") provides that on the original issue date of the Series B Convertible Preferred Stock, the holders of the Series B Convertible Preferred Stock will have the right to nominate two members of the Board of Directors of the Company. The Series B Convertible Preferred Stock ranks senior and prior to the Common Stock and to all other classes or series of stock issued by the Company. Dividends accrue on the shares of Series B Convertible Preferred Stock at the rate of 8% per annum; provided, however, that in the event the Company fails to redeem the Series B Convertible Preferred Stock on or before April 30, 2005, (the "Anniversary Redemption Date") pursuant to the Certificate of Designations, the dividend rate on the Series B Convertible Preferred Stock shall increase 2% per annum on each anniversary of the Anniversary Redemption Date. Annual dividends are cumulative and are payable quarterly in arrears when and as declared by the Company's Board of Directors. These shares have a liquidation preference of $1,000 per share. The Series B Convertible Preferred Stock is convertible immediately into Common Stock, initially at a conversion price of $2.00 per share, subject to adjustment. The shares of Series B Convertible Preferred Stock may be redeemed, at the option of the Company, at $1,000 per share on or after the Anniversary Redemption Date. Upon a change of control, the Company may offer to redeem such shares at $2,000 per share or the Company may issue to each holder of Series B Convertible Preferred Stock warrants exercisable for 250,000 shares of Common Stock for each 1,000 shares of Series B Convertible Preferred Stock owned by such holder at an exercise price of $0.01 per share. The Company also has optional redemption rights at any time after i) completion of an underwritten public offering by the Company with gross proceeds to the Company of at least $20,000,000 and a price per share of Common Stock of at least $4.00 per share, subject to adjustment, or
ii) after the Company's Common Stock shall have traded at an average price in excess of $4.00 per share, subject to adjustment, for 20 consecutive trading days and the aggregate market value of the Common Stock held by non-Affiliates of the Company is at least $35,000,000. The holders of Series B Convertible Preferred Stock are also entitled to certain preemptive rights, co-sale rights and registration rights.

          For the quarter ended September 30, 1998, the Company was required to increase the loss attributable to common shareholders, as a result of the increase in the market price of the Company's Common Stock from the date the Company received commitments with respect to the $10,000,000 financing (April 20, 1998) to the date of issuance of the Series B Convertible Preferred Stock (July 13, 1998). The beneficial conversion feature, which increases the loss attributable to common shareholders, is based upon the difference between the market price of the 5,000,000 shares of Common Stock into which the Series B Convertible Preferred Stock is convertible and the carrying value of the Series B Convertible Preferred Stock on the date of authorized issuance, or approximately $15,000,000. The one-time occurrence was accounted for similar to a non-cash dividend and had no effect on the Company's net loss or aggregate stockholders' equity. In the view of the Company's accountants, based on the SEC's current position and the recent discussions of the Financial Accounting Standards Board's Emerging Issues Task Force Topic D-60 (Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature), the Series B Convertible Preferred Stock conversion feature is required to be recognized and measured on July 13, 1998, notwithstanding the fact that the price of the Company's stock was lower than the conversion price at the time the financing was committed. The underlying conversion rate was provided for when the terms of the financing were agreed to and at a price above the then current market price of the Company's Common Stock, i.e., "out-of-the-money". Subsequent to reaching agreement on the financing transaction, the market price of the Company's Common Stock increased such that the conversion rate (fixed at the time of the financing commitment) was "in the money" at the time the securities were issued. Management does not believe that the required accounting treatment reflects the favorable impact of the financing on the Company's financial condition.

          In the normal course of business, the Company evaluates potential acquisitions, joint ventures and strategic alliances that may complement the Company's business. While the Company has no present commitments or agreements with respect to any material business combinations, the Company may in the future consummate transactions which may require the Company to issue additional capital and such issuances may be significant.

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

YEAR 2000

          In the past, a number of computer software programs were written using two digits rather than four to determine the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" problem. A review of the Company's information systems has been completed and a plan is currently in process to modify or replace those systems that are not Year 2000 compliant. Management believes that all Company systems are compliant, or will be compliant by December 31, 1998. Additional validation of the Company's systems will be conducted through testing throughout 1999.

          In addition to the assessment of in house systems, the Company plans to assess the readiness of its significant vendors for the Year 2000 issue. Contingency plans will be developed in the event that business-critical vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues.

          The Company does not believe the costs related to the Year 2000 compliance project will be material to its financial position or results of operation. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates. Unanticipated failures by critical vendors as well as failure by the Company to satisfactorily execute its own compliance could have a material adverse effect on costs and timing of the program. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risk.

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

          In April, 1998, Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities was issued. This SOP provides guidance on the financial reporting of start-up and organization costs and requires that these costs be expensed as incurred. The provisions of SOP 98-5 are effective for financial statements for fiscal years beginning after December 15, 1998. Adoption of SOP 98-5 is not expected to have a material impact on the Company's financial statements. The Company will adopt the provisions of this SOP on January 1, 1999.


--------------------------------------------------------------------------------
          /(1)/     Certain statements contained herein including those
               indicated by (1) are forward looking statements that involve risks and uncertainties. Accordingly, no assurance can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by the Company. These factors include among others, the Company's ability to complete new products at planned costs and on planned schedules, the Company's ability to attract and retain strategic partners, the Company's ability to leverage intangible assets in its technology, the success of the Company's cost reduction strategy and the Company's ability to maintain a sufficient level of financing for its new business strategy. Additional factors which are beyond the Company's control and could influence results include market acceptance of the Company's products and adoption of the Internet as a medium of commerce and communications. See the discussion of the Company's business and a description of the various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statement which is included in Item 1 of the Company's Report on Form 10-K for the year ended December 31, 1997.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

                                7TH LEVEL, INC.

                          Part II.  Other Information


Item 1.   Legal Proceedings

               Technology Edutainment Network Laboratory Co., Ltd. v. 7th Level, Inc., United States District Court for the Central District of California, Case No. 98-3923 AAH (JGx). On May 19, 1998, plaintiff Technology Endutainment Network Laboratory Co., Ltd. ("TEN") filed a suit against the Company for alleged breach of contract and related claims concerning a contract for development of CD-ROM software, seeking $246,000 in alleged damages (the "Action"), and secured an order for the issuance of a writ of attachment in the amount of $144,000 which was not issued. On June 29, 1998, TEN instituted arbitration proceedings before the American Arbitration Association on the same claims it brought in the Action (the "Arbitration"). The Company filed defenses and a counterclaim against TEN in the Arbitration, seeking $366,000. On September 16, 1998, the Company and TEN entered into a confidential settlement agreement fully and finally resolving these matters between them and resulting in dismissal with prejudice of both the Action and the Arbitration.

               Thomas Randolph and Kay Randolph v. 7th Level, Inc., San Francisco Superior Court, Case No. 998675. On October 20, 1998, plaintiffs Thomas Randolph and Kay Randolph filed suit against the Company for alleged wrongful termination (of Thomas Randolph) and alleged breach of contract and covenant of good faith and fair dealing arising out of Thomas Randolph's position as the Company's former head of its 7th Level Asia Pacific subsidiary. The complaint seeks unspecified compensatory and punitive damages. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend itself and expects to file cross-claims against plaintiffs.



Item 2.   Changes in Securities

               On July 9, 1998, the Certificate of Amendment including the increase in the number of authorized shares of Common Stock was approved by stockholders and on July 10, 1998, the Certificate of Amendment was filed with the Secretary of State of the State of Delaware. On July 13, 1998, the holders of the Notes exchanged the Notes for 4,500 shares of the Company's Series B Convertible Preferred Stock and warrants to purchase 1,125,000 shares of Common Stock at an exercise price of $0.01 per share. Also on July 13, 1998, the automatic exchange of 5,500 shares of Series A Preferred Stock for 5,500 shares of Series B Convertible Preferred Stock was effected.

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




Item 6.   Exhibits and Reports on Form 8-K

(a)            Exhibits

          27 - Financial data schedule

(b)       Reports on Form 8-K

               Registrant filed a Current Report on Form 8-K, dated July 9, 1998, in respect to the proposals approved at the annual meeting of stockholders, the filing of the Certificate of Amendment, the automatic conversion of Series A Preferred Stock to Series B Convertible Preferred Stock and the exchange of the Notes for Series B Convertible Preferred Stock. (Item 5).

                                7TH LEVEL, INC.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        7TH LEVEL, INC.




Date:     November 16, 1998             By:  /s/ DONALD SCHUPAK
                                             -----------------------------------
                                              Donald Schupak
                                              Chairman of the Board and Director
                                              (Principal Financial Officer)