Form 10-Q/A
period 1998-09-30
7TH LEVEL INC
filed 1999-03-29
CIK 920038

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                _______________

                                  FORM 10-Q/A

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

                                7TH LEVEL, INC.

                                  Form 10-Q/A
               For the Quarterly Period Ended September 30, 1998

                                     Index

PART I     FINANCIAL INFORMATION                                       Page No.
                                                                      ----------

Item 1     Condensed Consolidated Balance Sheets at September 30, 1998      3
           (Restated) and December 31, 1997

           Condensed Consolidated Statements of Operations for the Three    4
           and Nine Months Ended September 30, 1998 (Restated)   and 1997

           Condensed Consolidated Statements of Changes in Stockholders     5
           Equity for the Nine Months Ended September 30, 1998 (Restated) and the Year Ended December 31, 1997

           Condensed Consolidated Statements of Cash Flows for the Nine     6
           Months Ended September 30, 1998 (Restated) and 1997

           Notes to Condensed Consolidated Financial Statements (Restated)  7

Item 2     Management's Discussion and Analysis of Financial Condition      10
           and Results of Operations

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                17

Item 2     Changes in Securities                                            17

Item 6     Exhibits and Reports on Form 8-K                                 18

           SIGNATURE                                                        19

Part I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                                7TH LEVEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                   September 30, 1998        December 31, 1997
                                                               -------------------------    ------------------
                                                               (As restated - See Note 2)
                                     ASSETS
Cash and cash equivalents                                                $ 7,292,750              $ 2,465,079
Accounts receivable, net                                                      49,876                1,112,026
Inventories                                                                        -                   18,477
Other current assets                                                         122,686                  752,847
                                                                    -----------------          ---------------
               Total current assets                                        7,465,312                4,348,429
Fixed assets, net                                                          3,249,156                4,960,560
Intangible assets, net                                                         8,577                   13,132
Other assets                                                                 114,674                  532,605
                                                                    =================          ===============
               Total assets                                             $ 10,837,719              $ 9,854,726
                                                                    =================          ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                           $ 256,896              $ 1,111,732
Accrued expenses and other current liabilities                             3,881,757                5,352,874
Current portion of notes payable                                             485,135                   79,318
                                                                    -----------------          ---------------
               Total current liabilities                                   4,623,788                6,543,924
Notes payable                                                                      -                  377,027
Notes payable to related parties                                                   -                  108,108
Other                                                                        203,395                  366,212
                                                                    -----------------          ---------------
               Total liabilities                                           4,827,183                7,395,271
Commitments and contingencies
Stockholders' equity:
        Series B convertible preferred stock
               ($10,173,151 liquidation value)                             5,479,138                        -
        Common stock                                                         175,862                  137,837
        Additional capital                                                83,990,864               70,642,628
        Accumulated deficit                                              (83,635,328)             (68,333,578)
        Cumulative other comprehensive income                                      -                   12,568
                                                                    -----------------          ---------------
               Total stockholders' equity                                  6,010,536                2,459,455
                                                                    =================          ===============
               Total liabilities and stockholders' equity               $ 10,837,719              $ 9,854,726
                                                                    =================          ===============

                            See accompanying notes.

                                7TH LEVEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Three Months Ended    Three Months Ended      Nine Months Ended     Nine Months Ended
                                              September 30, 1998    September 30, 1997      September 30, 1998    September 30, 1997
                                             -------------------   --------------------     ------------------   -------------------
                                         (As restated - See Note 2)                    (As restated - See Note 2)

Net revenues                                           $ 251,345         $ 3,271,245           $ 785,486             $ 8,432,817
Cost of revenues                                          40,867             558,691             164,210               4,261,839
                                                 ----------------   -----------------    ----------------       -----------------
       Gross profit                                      210,478           2,712,554             621,276               4,170,978
                                                 ----------------   -----------------    ----------------       -----------------

Operating expenses:
       Research and product development                1,028,766           4,370,096           3,197,739              12,991,379
       Sales and marketing                               231,317           1,808,237             773,627               5,532,830
       General and administrative                        999,192           1,289,558           4,824,743               4,228,984
       Amortization of intangible assets                   1,518             453,529               4,554                 507,848
                                                 ----------------   -----------------    ----------------       -----------------
             Total operating expenses                  2,260,793           7,921,420           8,800,663              23,261,041
                                                 ----------------   -----------------    ----------------       -----------------
             Operating loss                           (2,050,315)         (5,208,866)         (8,179,387)            (19,090,063)
Interest and other, net                                 (220,198)             30,433          (1,643,225)                311,226
                                                 ----------------   -----------------    ----------------       -----------------
             Net loss                               $ (2,270,513)       $ (5,178,433)       $ (9,822,612)          $ (18,778,837)

Dividends on preferred stock                             173,151                   -             173,151                       -
Beneficial conversion feature in association
       with preferred stock                            5,479,138                   -           5,479,138                       -
                                                 ================   =================    ================       =================
Net loss available to common stockholders           $ (7,922,802)       $ (5,178,433)      $ (15,474,901)          $ (18,778,837)
                                                 ================   =================    ================       =================

Basic and diluted loss per common share                  $ (0.45)            $ (0.38)            $ (1.00)                $ (1.38)
                                                 ================   =================    ================       =================

Basic and diluted weighted average
       shares outstanding                             17,462,159          13,679,239          15,439,185              13,635,203
                                                 ================   =================    ================       =================

                            See accompanying notes.

                                7TH LEVEL, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                Number of Shares  Common       Convertible       Convertible        Additional
                                                of Common Stock    Stock   Preferred Series A  Preferred Series B    Capital
                                                -----------------------------------------------------------------------------------
Balance at December 31, 1996                      13,579,522     $ 135,795                                       $ 70,347,110

Issuance of common stock under
stock option and stock purchase plan                 198,580         1,986                                            326,634

Common stock issued upon exercise of
warrants                                               5,634            56                                              1,404

Common stock issued for consulting services           40,000           400                                             74,600

Cancellation of unearned common stock issued
as contingent purchase consideration                 (40,000)         (400)                                          (107,120)

Foreign currency translation adjustment

Unrealized loss on investments

Net Loss
                                                -------------------------------------------------------------------------------
Balance at December 31, 1997                      13,783,736      $137,837              $ -              $ -      $70,642,628


Issuance of Series A Preferred Stock
   (net of issuance costs of $3,020,862)                                          2,479,138                         2,789,738

Issuance costs in connection with Notes                                                                             1,467,452

Beneficial Conversion Feature                                                                                       5,479,138

Conversion of Series A Preferred Stock
   to Series B Preferred Stock                                                   (2,479,138)       2,479,138

Conversion of Notes to Series B Preferred Stock                                                    3,000,000        1,500,000

Warrants issued to Non-employees                                                                                        7,861

Common Stock issued upon exercise of warrants      2,813,584        28,136                                               (136)

Common Stock Granted to Officers                     765,000         7,650                                          1,379,295

Issuance of Common Stock under Stock and             223,872         2,239                                            672,359
   Stock Purchase Plan

Compensation expense on options issued
   to non-employees                                                                                                    52,529

Cumulative Translation Adjustment

Net Loss

                                                -------------------------------------------------------------------------------
 Balance at September 30, 1998                    17,586,192      $175,862              $ -       $5,479,138      $83,990,864


                                                   Cumulative             Unrealized
                                              Other Comprehensive         gain (loss)           Accumulated
                                                    Income               on investments           Deficit             Total
                                              -------------------------------------------------------------------------------------
Balance at December 31, 1996                      $ 51,193                   $  (5,811)         $ (45,875,90)      $ 24,652,387

Issuance of common stock under
stock option and stock purchase plan                                                                                    328,620

Common stock issued upon exercise of
warrants                                                                                                                  1,460

Common stock issued for consulting services                                                                              75,000

Cancellation of unearned common stock issued
as contingent purchase consideration                                                                                   (107,520)

Foreign currency translation adjustment                                                                                 (38,623)

Unrealized loss on investments                                                   5,811

Net Loss                                                                                         (22,457,678)       (22,457,678)
                                              -------------------------------------------------------------------------------------
Balance at December 31, 1997                       $12,568                   $       -          (868,333,578)        82,459,455

Issuance of Series A Preferred Stock
   (net of issuance costs of $3,020,862)                                                                              5,268,876

Issuance costs in connection with Notes                                                                               1,467,452

Beneficial Conversion Feature                                                                    (95,479,138)      $          -

Conversion of Series A Preferred Stock
   to Series B Preferred Stock                                                                                     $          -

Conversion of Notes to Series B Preferred Stock                                                                       4,500,000

Warrants issued to Non-employees                                                                                          7,861

Common Stock issued upon exercise of warrants                                                                            28,000

Common Stock Granted to Officers                                                                                      1,386,945

Issuance of Common Stock under Stock and
   Stock Purchase Plan                                                                                                  674,598

Compensation expense on options issued
   to non-employees                                                                                                      52,529

Cumulative Translation Adjustment                   (12,568)                                                            (12,568)

Net Loss                                                                                          (9,822,612)        (9,822,612)

 Balance at September 30, 1998                -------------------------------------------------------------------------------------
                                                   $     -                   $       -          (883,635,328)        $6,010,536


                                7TH LEVEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                Nine Months Ended       Nine Months Ended
                                                                                September 30, 1998      September 30, 1997
                                                                                ------------------      ------------------
                                                                            (As restated - See Note 2)
Cash flows from operating activities:
      Net loss                                                                       $ (9,822,612)         $ (18,778,837)
      Adjustments to reconcile net loss to net cash used in
           operating activities:
                Non-cash compensation and interest                                      3,096,237                                  -
                Depreciation and amortization                                           1,449,787              3,097,171
                (Gain) loss on sale of assets                                             166,745                (94,802)
                Gain on early retirement of debt                                                -                (10,142)
                Change in operating assets and liabilities                               (213,694)             4,553,338
                                                                                 -----------------       ----------------
                          Net cash used in operating activities                        (5,323,537)           (11,233,272)
                                                                                 -----------------       ----------------

Cash flows from investing activities:
      Capital expenditures                                                                (43,968)              (437,464)
      Proceeds from sale of assets                                                         49,529              5,594,010
      Sale of short-term investments                                                            -              3,791,162
                                                                                 -----------------       ----------------
                          Net cash provided by investing activities                         5,561              8,947,708
                                                                                 -----------------       ----------------

Cash flows from financing activities:
      Issuance of Common Stock under stock option
                and stock purchase plans                                                  674,598                254,288
      Issuance of Common Stock                                                              7,650                    400
      Net proceeds from issuance of preferred stock                                     5,268,876                      -
      Net proceeds from debt issuance                                                   4,310,900                      -
      Proceeds from exercise of warrants                                                   28,000                      -
      Repayment of long-term obligations                                                 (144,377)            (5,750,000)
                                                                                 -----------------       ----------------
                         Net cash provided by (used in ) financing activities          10,145,647             (5,495,312)
                                                                                 -----------------       ----------------

                         Effect of exchange rate changes on cash                                -                (29,013)
                                                                                                         ----------------
                         Net increase (decrease) in cash                                4,827,671             (7,809,889)
Cash and cash equivalents, beginning of period                                          2,465,079             10,798,372
                                                                                 -----------------       ----------------
Cash and cash equivalents, end of period                                               $7,292,750             $2,988,483
                                                                                 =================       ================

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

2.  Restatement

At the November 18, 1998 meeting of the Emerging Issues Task Force, the staff of the Securities Exchange Commission ("SEC") issued minutes regarding how issuers should account for convertible securities. The minutes dealt with, among other things, the observation, by the Task Force, that in certain circumstances, the intrinsic value of the beneficial conversion feature may be greater than the proceeds received from the sale of the convertible instrument. In those situations, the Task Force reached a tentative conclusion that the amount of the discount assigned to the beneficial conversion feature should be limited to the amount of proceeds received.

As a result of the foregoing, the Company is restating the financial statements contained in the Quarterly Report of Form 10Q for the three and nine month periods ended September 30, 1998. The Company has reduced the beneficial conversion feature originally recorded in the amount of approximately $15,000,000 to approximately $5,500,000. The impact of such restatement on the Company's Condensed Consolidated Statement of Operations and Balance Sheet is as follows:


                                                        Three Months Ended                      Nine Months Ended
                                                        September 30, 1998                     September 30, 1998

                                                  As Restated       As Originally       As Restated         As Originally
                                               -----------------      Reported       ------------------       Reported
                                                                  -----------------                      -------------------
Net Loss available to common stockholders           ($7,922,802)      ($17,414,526)       ($15,474,901)        ($24,966,625)
Loss per Common Share                                    ($ .45)            ($1.00)             ($1.00)              ($1.62)


                                                                            September 30, 1998
                                                 As Restated                                               As Originally
                                               ----------------                                          ------------------
                                                                                                              Reported
                                                                                                         ------------------
Additional Capital                                  $83,990,864                                                  93,482,588
Accumulated Deficit                                ($83,635,328)                                               ($93,127,052)

3.   Loss per Common Share

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

4.   Private Placement

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

For the three and nine months ended September 30, 1998, the Company was required to increase the loss attributable to common stockholders, as a result of the beneficial conversion feature which arose due to the increase in the market price of the Company's Common Stock from the date the Company received commitments with respect to the $10,000,000 financing (April 20, 1998) to the date of issuance of the Series B Convertible Preferred Stock (July 13, 1998). The beneficial conversion feature is based upon the difference between the market price of the 5,000,000 shares of Common Stock into which the Series B Convertible Preferred Stock is convertible and the carrying value of the Series B Convertible Preferred Stock on the date of authorized issuance, but is limited (as discussed above) to the proceeds received with respect to each security issued. As the Company allocated $3,000,000 of proceeds to the Series B Convertible Preferred Stock, and approximately $2,500,000 of proceeds to the Series A Preferred Stock, the amount of the beneficial conversion feature is approximately $5,500,000. The one-time occurrence was accounted for similar to a non-cash dividend and had no effect on the Company's net loss or aggregate stockholders' equity.

5.   Contingencies

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


Overview

     The Company continues to leverage its core animation software technology on the Internet, other narrow and broadband networks and standalone PC's. The Company has developed a software technology, Agent 7, which can be used to produce, lip synch and play back animated characters on Web pages and from within all major PC software packages, such as Microsoft PowerPoint, Word and Excel. Agent 7 1.0, which was first released for sale on the Company's website on August 7, 1998, is the first commercial application of 7th Level's core technology, which has been named Media Control 7, or "Mc7". Mc7 can be used to control, manipulate and publish multiple sources of media streaming over the Internet and other networks or multiple sources resident on standalone PCs. 7th Level plans to release additional applications this year and next, based on Mc7
(1).

     The Company is emerging from the development phase of its new Internet technology. The Company released the first application of its new Internet technology, Agent 7, in August 1998. Sales of this application are dependent to a substantial extent on the download of its player, Mc7, which enables Internet users to view the interactive animation published by Agent 7. The Company to date is largely dependent upon its strategic marketing and distribution partners to proliferate independent downloads of Mc7, and, based upon agreements and forecasts by such key partners, had anticipated substantial download activity in the summer of 1998. For reasons independent of the Company, anticipated download activity has been delayed, resulting in delay of the Company's proposed marketing program for Agent 7 and concomitant delay in sales activity. The Company has been advised by one of its key marketing partners, RealNetworks, that it expects to release a final version of its new player accompanied by a substantial marketing program designed to promote download of its updated player known as Realplayer G2 in the near future. G2 will support an auto-install feature of Mc7 which the Company believes will result in commencement of substantially more downloads of its player(1). In addition, with the release and promotion of G2, RealNetworks will release for sale a special version of Agent 7 designed for use with RealNetworks' G2 player and has advised the Company that it intends to support the release of Agent 7 G2 with a substantial marketing campaign(1). The Company intends to tailor its own marketing of Agent 7 to the timing and success of the G2 program. The Company has also been negotiating licenses of its Agent 7 technology to other companies who would integrate the technology in their own vertical applications such as web based training applications. The Company believes that use of its technology by others in this fashion will enhance licensees' offerings and therefore represent an attractive royalty revenue source for the Company in the future(1).

     Realizing that the delay in independent Mc7 downloads could delay a substantial portion of anticipated sales of Agent 7, the Company accelerated completion of development of two applications that are not dependent on advance player download for broad based adoption, namely desktop applications known as Present 7 and voice activated e-mail known as Mail 7. The first of these applications, Present 7, is expected to be completed and ready for marketing around year end, and Mail 7 is expected to be completed in the first quarter of 1999(1). The Company has begun discussions with potential marketing and
distribution partners for these applications.   The Company has also completed
an alpha version of its interactive character animation technology for use in instant messaging such as ICQ and expects to have a beta version ready in the second quarter of 1999(1). Instant messaging applications have enjoyed a great deal of growth and attention in the Internet space over the course of the last year, and in the opinion of management, represents a substantial opportunity for the Company's technology.

     The Company has begun to realize the benefits of previous actions reflecting a dramatically lower cost structure primarily due to staff reductions and associated overhead requirements. Further, the Company believes actions taken in the early fourth quarter of 1998, specifically a reduction in the production personnel in the Glendale, California office and a subleasing of a portion of the Glendale facility, will reduce expenses by over $1 million on an annualized basis(1).


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

     Sales and marketing expenses were $231,317 and $1,808,237 for the quarter ended September 30, 1998 and 1997, respectively. Sales and marketing expenses included $107,526 and $446,321 of expenses for advertising, marketing and public relations and $123,791 and $1,361,916 of expenses related to internal staffing for the three months ended September 30, 1998 and 1997, respectively. Following its departure from the CD-ROM games business, the Company has effected various cost saving measures including staff reductions and lower advertising expenditures which resulted in the significant decrease in sales and marketing expenses between the two periods. The Company expects increases in sales and marketing expenses in the future as the Company launches the new mc7 applications.(1)

     General and administrative expenses, including amortization of intangible assets, for the three months ended September 30, 1998 were $1,000,710 compared with $1,743,087 for the three months ended September 30, 1997. General and administrative expenses for the quarter ended September 30, 1997 included approximately $453,500 amortization for the write off of the goodwill associated with the San Francisco based Lanpro entities acquired in December 1995. Excluding the write off, general and administrative expenses decreased approximately 22% between the two periods.

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


Liquidity and Capital Resources

          Cash and cash equivalents increased $4,827,671 during the first nine months of the year to $7,292,750 at September 30, 1998. The increase is the result of the $10,000,000 private placement funded in May 1998, offset by operating activities during the first nine months of 1998. Net cash used in operating activities was $5,323,537 which included a net loss of $9,822,612 for the nine months ended September 30, 1998, offset by non cash items such as charges for stock grants and amortization of debt issuance costs and accretion of debt discount described above, as well as the non-cash depreciation and amortization expenses. Approximately $710,000 of cash was provided in the nine months ended September 30, 1998 from the issuance of Common Stock due to exercises of stock options, stock purchase agreements and stock warrants. The Company sold surplus equipment resulting in a loss on disposition of approximately $167,000, and has significantly curtailed capital expenditures, with disbursements of approximately $44,000, in the first nine months of 1998 compared to approximately $437,000 in the same period of 1997. Capital expenditures for the remainder of 1998 are anticipated to be minimal (1), however, the Company continues to use cash and operate at a loss.

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

     For the quarter ended September 30, 1998, the Company was required to increase the loss attributable to common shareholders, as a result of the increase in the market price of the Company's Common Stock from the date the Company received commitments with respect to the $10,000,000 financing (April 20, 1998) to the date of issuance of the Series B Convertible Preferred Stock (July 13, 1998). The beneficial conversion feature, which increases the loss attributable to common shareholders, is based upon the difference between the market price of the 5,000,000 shares of Common Stock into which the Series B Convertible Preferred Stock is convertible and the carrying value of the Series B Convertible Preferred Stock on the date of authorized issuance, or approximately $5,500,000. The one-time occurrence was accounted for similar to a non-cash dividend and had no effect on the Company's net loss or aggregate stockholders' equity. In the view of the Company's accountants, based on the SEC's current position and the recent discussions of the Financial Accounting Standards Board's Emerging Issues Task Force Topic D-60 (Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature), the Series B Convertible Preferred Stock conversion feature is required to be recognized and measured on July 13, 1998, notwithstanding the fact that the price of the Company's stock was lower than the conversion price at the time the financing was committed. The underlying conversion rate was provided for when the terms of the financing were agreed to and at a price above the then current market price of the Company's Common Stock, i.e., "out-of-the-money". Subsequent to reaching agreement on the financing transaction, the market price of the Company's Common Stock increased such that the conversion rate (fixed at the time of the financing commitment) was "in the money" at the time the securities were issued. Management does not believe that the required accounting treatment reflects the favorable impact of the financing on the Company's financial condition.

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

          The Company does not believe the costs related to the Year 2000 compliance project will be material to its financial position or results of operations. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates . Unanticipated failures by critical vendors as well as failure by the Company to satisfactorily execute its own compliance could have a material adverse effect on costs and timing of the program. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risk.

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

--------------------------------------------------------------------------------
(1)        Certain statements contained herein including those indicated by
     (1) are forward looking statements that involve risks and uncertainties. Accordingly, no assurance can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward looking statements made by the Company. These factors include among others, the Company's ability to complete new products at planned costs and on planned schedules, the Company's ability to attract and retain strategic partners, the Company's ability to leverage intangible assets in its technology, the success of the Company's cost reduction strategy and the Company's ability to maintain a sufficient level of financing for its new business strategy. Additional factors which are beyond the Company's control and could influence results include market acceptance of the Company's products and adoption of the Internet as a medium of commerce and communications. See the discussion of the Company's business and a description of the various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statement which is included in Item 1 of the Company's Report on Form 10-K for the year ended December 31, 1997.


ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

Not applicable

                                7TH LEVEL, INC.

                          Part II.  Other Information


Item 1.    Legal Proceedings

               Technology Edutainment Network Laboratory Co., Ltd. v. 7th Level,
               -----------------------------------------------------------------
          Inc., United States District Court for the Central District of
          ----
          California, Case No. 98-3923 AAH (JGx). On May 19, 1998, plaintiff Technology Endutainment Network Laboratory Co., Ltd. ("TEN") filed a suit against the Company for alleged breach of contract and related claims concerning a contract for development of CD-ROM software, seeking $246,000 in alleged damages (the "Action"), and secured an order for the issuance of a writ of attachment in the amount of $144,000 which was not issued. On June 29, 1998, TEN instituted arbitration proceedings before the American Arbitration Association on the same claims it brought in the Action (the "Arbitration"). The Company filed defenses and a counterclaim against TEN in the Arbitration, seeking $366,000. On September 16, 1998, the Company and TEN entered into a confidential settlement agreement fully and finally resolving these matters between them and resulting in dismissal with prejudice of both the Action and the Arbitration.

               Thomas Randolph and Kay Randolph v. 7th Level, Inc., San
               ---------------------------------------------------
          Francisco Superior Court, Case No. 998675. On October 20, 1998, plaintiffs Thomas Randolph and Kay Randolph filed suit against the Company for alleged wrongful termination (of Thomas Randolph) and alleged breach of contract and covenant of good faith and fair dealing arising out of Thomas Randolph's position as the Company's former head of its 7th Level Asia Pacific subsidiary. The complaint seeks unspecified compensatory and punitive damages. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend itself and expects to file cross-claims against plaintiffs.



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

               The information concerning the Notes, the Series A Preferred Stock, the Series B Convertible Preferred Stock and the warrants issued with respect to the Notes and the Series A Preferred Stock set forth in Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the second and third paragraphs under "Liquidity and Capital

          Resources" on pages thirteen of this Report is incorporated herein by reference.

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

                                        7TH LEVEL, INC.


Date: March 29, 1999                    By: /s/ Marc E. Landy
                                            ------------------------------------
                                            Marc E. Landy
                                            Chief Financial Officer