Form 10-K405
period 1998-12-31
7TH LEVEL INC
filed 1999-03-31
CIK 920038

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X]
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________

                        Commission file number: 0-24936

                                7TH LEVEL, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                             75-2480669
 (State of incorporation)         (I.R.S. Employer Identification No.)

        925 Westchester Avenue
        White Plains, New York                     10604
(Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code: (914) 682-4300

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----
The approximate aggregate market value of the common stock held by non-affiliates of the registrant as of March 15, 1999 was approximately $180,635,373 or $6.875 per share. As of March 15, 1999, there were 30,639,435 outstanding shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 1999 pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference in Items 10 through 13 of Part III of this Form 10-K.

                               Table of Contents



                                                                           Page
                                                                           ----
                                    PART I

Item 1.            Business                                                    3
Item 2.            Properties                                                 14
Item 3.            Legal Proceedings                                          14
Item 4.            Submission of Matters to a Vote of Security Holders        15


                                    PART II

Item 5.            Market for Registrant's Common Equity and Related
                     Stockholder Matters                                      15
Item 6.            Selected Financial Data                                    16
Item 7.            Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      17
Item 8.            Financial Statements and  Supplementary Data               23
Item 9.            Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                      42

                                   PART III

Item 10.           Directors and Executive Officers of the Registrant         44
Item 11.           Executive Compensation                                     44
Item 12.           Security Ownership of Certain Beneficial Owners
                     and Management                                           44
Item 13.           Certain Relationships and Related Transactions             44

                                    PART IV

Item 14.           Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K                                      45

                                     Part I
ITEM 1.  BUSINESS

                                    General

7/th/ Level, Inc. was founded in 1993 with the goal of becoming a leading developer and publisher of interactive entertainment and educational products as well as a creator of state of the art tools and technologies. In 1998, our research and development activities were focused primarily on developing and enhancing our Agent7/TM/ technology. Agent7 is a technology that evolved from our existing technology assets and enables animated characters to automatically speak and gesture based on speaker-independent voice recognition and text-to-speech synthesis. Agent7 characters can deliver virtually any kind of information and provide interactivity to assist and instruct the average Internet user.

We recognized that a large market for this technology would likely develop for learning, education and enhanced communications. To establish a business plan that could serve both as a revenue source and a showcase of our technology, we searched for a viable and complementary partner with the appropriate technology and content assets, distribution channel and management expertise.

                     Street Technologies, Inc. Acquisition

In February 1999, we acquired all of the outstanding stock of Street Technologies, Inc., a privately held company, and began doing business as 7/th/Street.com, Inc. We began marketing and developing training solutions delivered over intranets and the Internet.

Street was founded in 1995 with the mission of providing engaging, interactive, training and learning content delivered over computer networks including the Internet. To accomplish this mission, Street acquired StreamMaker/TM/, a streaming technology, and hired its inventors. Streaming technology enables the transmission and playback of continuous "streams" of multimedia content, such as audio, video, graphics and animation without download. Street became an aggregator of multimedia tutorials and training courses on a variety of subjects. Street marketed and distributed these multimedia tutorials over the Internet and corporate intranets through Street's internally developed electronic commerce and administration systems.

In conjunction with our acquisition of Street, we appointed Stephen P. Gott, Street's founder, Chairman of the Board, President and Chief Executive Officer, as our President and Chief Executive Officer. Mr. Gott, a former Chief Technology and Operations Officer at Lehman Brothers, was also appointed to our Board of Directors. In addition, Richard S. Merrick, our Chief Executive Officer, Curt W. Marvis our President, and Timothy J. Cahill, our Chief Operating Officer, resigned from their respective positions. Mr. Merrick, who still is a member of our Board of Directors, is currently facilitating the transition of our operations to our new headquarters in White Plains, New York. Marc E. Landy was appointed our Chief Financial Officer, which was the same position he held with Street.

                   Business Strategy and Strategic Direction

Our goal is to become the world's leading provider of Internet and network delivered learning, education and enhanced communications. Our mission is to provide our customers, including consumers, corporations, government agencies and educational organizations, with a complete solution for learning, education and enhanced communications. To accomplish our goal, we have initiated the following:

 .    Content Acquisition -  We license or purchase effective and engaging content by building and maintaining relationships with a variety of high quality publishers and content providers covering a wide range of subjects.

 .    Content Integration -  We integrate our technologies with the content to provide our customers and users with enhanced content. We refer to this enhanced content as "7/th/ Street Enabled/TM/".

 .    Marketing and Distribution - Our marketing efforts consist of direct sales through our own sales force, indirect sales through our authorized resellers and e-commerce sales on the Internet. We distribute 7/th/ Street Enabled content over computer networks and the Internet to provide easy access to our customers.

 .    Research and Development -  We are integrating Agent7 with StreamMaker to enhance the sophistication of our products and services. When integrated with our tutorials, Agent7 characters can synchronously speak the voiceover dialog and gesture to specific items on the screen. We believe this will result in increased user comprehension and retention of information. We are constantly adding new features and functions to our technologies.

                                  Name Change

Our Board of Directors has approved the change of the name of our company from 7/th/ Level, Inc. to 7/th/Street.com, Inc. Our name change will be effective if approved by our stockholders.

                                 Marketplace

For many years, organizations have fulfilled their requirements for education and training primarily through instructor-led training, computer based training and CD-ROM multimedia training. Each of these models has limitations. Instructor-led training typically requires employees to attend classes at off-site locations. Computer based training generally consists of text and graphics that are downloaded over computer networks to a user's PC or accessed through client server applications. Computer based training is limiting because there is no audio and the entire training program must be downloaded before a user can begin. In addition, there are significant costs from computer network congestion and a high degree of internal technical support. CD-ROM's are limiting because of the difficulty and expense in locating, managing and storing the wide array of content on the CD-ROMs.

Our products and services overcome these limitations by streaming, rather than downloading, the tutorials. Our content is enriched with graphics, audio and animation. The highly compressed streams that contain the tutorials alleviate computer network congestion. Our solutions include instant delivery over computer networks, including the Internet, interactive multimedia tutorials, individual assessment, a comprehensive administrative system and an intelligent agent icon for communications. The outsourced hosting service we provide to our customers is fundamental to our solutions. Our customers and we benefit from this service because it greatly minimizes the technical support ordinarily required for the delivery and internal maintenance of client server and other web based applications installed on a customer's computer network. In addition, we are enhancing our solutions with an Agent7 based guide that offers immediate answers to user questions.

We have created or licensed over 200 tutorial titles. The subject matter of the tutorials includes the following:
 .    Desktop applications including Windows 98 and Microsoft Office 97;
 .    Courses to prepare for Microsoft Certification;
 .    Programming courses including Visual Basic and HTML; and
 .    Business skills including time management and interviewing skills.

                             Products and Services

Consumer - Tutorials.com

We market interactive multimedia tutorials to consumers on the Internet through our Tutorials.com web site. Users of Tutorials.com can choose from a variety of titles covering a wide range of subjects including desktop application software, computer programming and English as a second language. This online library is targeted to both the mass consumer audience who frequently use the Internet as well as the large and growing segment of work at home professionals and students who demand instantaneous results. Our goal is to be universal so that Tutorials.com is linked to numerous web sites and web searches for "tutorials" will always link to Tutorials.com. We own the domain name "Tutorials.com" and are penetrating this market through the following channels:

 .    Vertical Portal - We have and are continuing to enter into revenue sharing arrangements with widely recognized, branded web sites or portals. Tutorials.com is an educational content provider benefiting from that site's local traffic. To date, an anchor tenant contract with AOL represents our most widely recognized relationship.

 .    PC Manufacturers - We have and are continuing to enter into revenue sharing arrangements with PC manufacturers. Under these arrangements, an icon on the desktop links directly to Tutorials.com. We have entered into a contract with Gateway 2000, Inc. which is our first step toward this objective.

 .    Affiliates Program - We have and are continuing to extend our market presence through our Affiliates Program, which enables associated web sites to make our products available to their audiences. We have entered into an agreement with GeoCities, in which we are among the first 16 merchants to be exposed to its 3.5 million web site owners. Within the first two weeks, over 8,000 web sites applied to join our Affiliates Program. We have also entered into an agreement with Linkshare, which specializes in building affiliate programs and provides us with access to over 65,000 web sites.

 .    Destination Site - We are marketing Tutorials.com as a destination web site through a comprehensive marketing strategy designed to strengthen the Tutorials.com brand name, increase customer traffic to the Tutorials.com web site, build customer loyalty, encourage repeat purchases and develop incremental revenue opportunities.

Corporations and Other Organizations - Learning University, StreamMaker and
Agent7

Our solutions for corporations and other organizations consist primarily of the following products and services:

 .    Learning University/TM/
 .    StreamMaker/TM/, custom tutorial creation and conversion
 .    Agent7/TM/ and custom character creation

Learning University. - Learning University/TM/ 2.8, the current version of LU, is an interactive education and learning web site that we maintain for our customers. LU includes tutorials, administration, reporting and e-commerce capabilities. LU provides a cost effective, value added service that we believe is superior to that which an organization can deliver on its own. Our customers can offer training to their employees, across a computer network, corporate intranet or the Internet. LU allows each customer and its employees to tailor training to their individual needs. LU enables users to practice and test skills as they learn, utilizing simulation technologies that allow users to practice many of the concepts introduced. After the completion of each course, users can print a completion certificate indicating that they have successfully met all of the requirements of the course. Users of LU can choose from a variety of titles covering a wide range of subjects, including desktop application software, computer programming and business skills.

StreamMaker - StreamMaker/TM/ 4.3, the current version of our authoring tool, utilizes patent pending technology to produce fully synchronized, interactive, CD-ROM quality multimedia streams that can be delivered through computer network connections, including a 28.8 modem connection, without download. The benefits of StreamMaker include:

 .    A proprietary method for graphics compression

 .    A patent pending technology which ensures that the elements of a multimedia production, including, audio, graphics, animation, video and text, are synchronized
 .    The ability to develop interactive streams
 .    A design which facilitates integration with other technologies

To date, we have licensed StreamMaker to several companies including IBM and Intuit.

Custom tutorial creation and conversion - We use StreamMaker to stream or create "7/th/Street-Enabled" tutorials for our customers' web based applications or proprietary software. We are currently marketing these services to companies that have active web sites. Our services are intended to help our customers educate their customers on the use of, navigation of, content of, and products on their web sites. We also use StreamMaker to convert existing content so that it can be streamed. In certain cases we may recommend authorized consultants to our customers to create original or convert existing content for them.

Agent7 and custom character creation - Agent7/TM/ version 1.2 is our intelligent agent authoring tool that streams data to enable animated characters to automatically speak and gesture based on speaker-independent voice recognition and text-to-speech synthesis. The benefits of Agent7 include:

 .    The ability to reuse animation gestures with different dialogs. This saves production costs and allows the modification of gestures and dialogs in only minutes instead of days or weeks.

 .    The quality and impact of the animation experience exceeds the typical quality experienced at normal Internet modem speeds by streaming animation data, then assembling it on the PC.

 .    No special programming skills are necessary.

 .    Users can program interactivity to link the characters to web pages and applications.

We currently have a library of approximately one hundred 2D and 3D animated characters covering a broad array of styles from serious to humorous. We also can create custom characters that represent a company's mascot or logo. Agent7 characters can deliver virtually any kind of information and provide interactivity to assist and instruct the average Internet user. Agent7 characters can be delivered over the Internet in a variety of ways including embedded into web pages and delivered in e-mails.

Our plan is to license Agent7 on a monthly service fee basis to customers for the following applications:

 .    As navigational web guides, Agent7 characters can provide information about what's new, where to find topical information and automatically take a user to an area of interest.

 .    In a help desk application, Agent7 characters can respond to questions with spoken answers and built-in links to relevant web pages.

 .    Agent7 characters can be used as "intelligent" icons that are placed on the
     PC desktop to deliver learning tips and offer direct links to tutorials.

                              The Total Solution

We believe that there is a significant market opportunity for our flexible, engaging and cost-effective education and training solutions. We believe that the combination of our off the shelf and custom products and services will attract customers who desire the convenience of one stop shopping. In addition, we believe that once customers have purchased our products and services we will have significant opportunities to sell additional products and services.

         Product Distribution - Corporations and Other Organizations

We market our products through direct and indirect sales channels.

Direct sales channel - On March 1, 1999 we began to market our products and services directly to Fortune 1000 companies and government agencies. We market a total learning solution through our combined offering of LU, technologies and custom services. We generally license our tutorials through one year agreements. In 1999, we plan to increase our current direct sales force from four sales professionals to at least 17 sales professionals located in key cities throughout the United States.

Indirect sales channel - We have entered and continue to enter into Reseller Agreements with value added resellers. These resellers sell LU to corporations, school systems and governmental agencies either under their own branded web sites or with co-branded web sites. The resellers generally license the tutorials through one-year agreements. Our success is not contingent upon any single reseller.

                                   Suppliers

We currently have relationships with approximately ten content providers. We believe that we have assembled a critical mass of titles for market acceptance. However we intend to broaden the scope of the subject matter and increase the number of content providers. Some of the new subjects may include home improvement, foreign languages and K-12 courseware.

                   E-Commerce and Infrastructure Technology

We have implemented web site management tools, search engines, transaction processing and fulfillment services using a combination of our own proprietary technologies and commercially available, licensed technologies. Our current strategy is to create and enhance our proprietary technologies and to license or acquire commercially developed technologies for other applications where available and appropriate.

Our systems administrators and network managers monitor and operate our web sites, network operations and transaction processing systems. The continued uninterrupted operation of our web sites and transaction processing systems is essential to our business. We use the services of an Internet service provider to obtain connectivity to the Internet.

                                  Competition

Internet and Web Based Training

The Internet and web based training market is new, rapidly evolving and intensely competitive. Our current and potential competitors include:

 .    Other web based training companies including ZD, Inc.
 .    Traditional computer based training companies including
     CBT Systems and NETg
 .    Instructor led training companies
 .    CD-ROM companies and video companies
 .    Publishers of instructional books
 .    Companies that provide help desk services

Currently, computer based training is more common than web based training and may continue to be widely accepted. Furthermore, the web based training market requires its customers to have Internet access. The computer based training industry has several dominant, more financially secure players including CBT Systems and NETg, both of which have entered the web based training market.

Multimedia Streaming Technology

The two major providers of streaming technology are Microsoft and RealNetworks. We believe that StreamMaker is different than other streaming technologies because we engineered it specifically for use in training and distance learning applications. However, both Microsoft and RealNetworks have substantial resources. In addition Macromedia has strong CD-ROM authoring technologies which it has been evolving into Internet capable technologies.

Agent technology

The digital animation and "intelligent agent" products and services industry is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. We are aware of numerous competitors that provide products and services similar to those offered by us including the following:

 .    Animated character software vendors, including Microsoft, Macromedia,
     Extempo, ToggleThis, 3D Planet, Atomic 3D, Pulse and Parable
 .    Recommendation and agent software vendors, including Net Perceptions,
     Autonomy and Aptex
 .    Q&A natural language response systems vendors, including Teknimedia,
     Big Science, Inference and  c-serv

In addition, with the rapid expansion of the Internet, it is likely that additional competitors will enter the digital animation and "intelligent agent" market. Increased competition may result in the development of products which are superior to ours, or are perceived by the market to be superior, which could cause price reductions, reduced gross margins and loss of market share for us.

                      Intellectual Property and Licenses

Our success and ability to compete effectively will depend, in part, on our ability to protect our intellectual property. We rely primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We have applied for several patents that are necessary for the operation of our business. We may not be issued these patents based on our applications or future applications, and even if these patents are issued they may not be sufficiently broad to protect our rights.

We have limited mechanisms to prevent or inhibit unauthorized use, but we generally require the execution of a license agreement that restricts copying and use of our products. If unauthorized copying or misuse of our products were to occur to any substantial degree, then our business would be materially adversely affected. It may be possible for a third-party to copy or otherwise obtain and use our tutorials or technologies without authorization, or to develop similar tutorials or technologies independently.

We use employee and third-party confidentiality and non-disclosure agreements to protect our trade secrets and unpatented know-how. We require our employees to assign to us all rights in any proprietary information or technology made or contributed by the employee during his or her employment with us. In addition, we regularly enter into non-disclosure agreements with third parties including consultants, potential strategic partners and customers. Unfortunately, these agreements cannot guarantee the confidentiality of our trade secrets or unpatented know-how, nor can they prevent third parties from independently developing substantially equivalent proprietary information or copying, developing, or otherwise obtaining and using our proprietary information without authorization.

We may resort to litigation to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend ourselves against claims of infringement or invalidity by others. While we are not currently engaged in any intellectual property litigation or proceedings, we may be in the future. An adverse outcome in a litigation or similar proceeding could subject us to significant liabilities to third parties, require disputed rights to be licensed from others, or require us to cease marketing or using certain products or services. The cost of addressing any intellectual property litigation, both in legal fees and the diversion of management resources, regardless of whether the claim is valid, could be significant.

Third parties may claim that our current or future products infringe on their proprietary rights. We may be increasingly subject to these claims as the number of products and competitors in the education and training industry grows and the functionality of products in the marketplace overlaps. Any of these claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements. These royalty or license agreements, if required, may not be available on terms acceptable to us, if at all.

                                   Employees

As of March 15, 1999 we had a total of 62 full-time employees, of whom 16 were engaged in sales and marketing, 37 in product development, production and customer support, and 9 in management, administration and finance. Substantially all of the employees work in our offices in Richardson, Texas; Golden, Colorado or White Plains, New York. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our relationship with our employees is good.

We may not be able to retain our key executives and engineers. As an organization that is currently integrating the business plans and technologies of two companies, we heavily rely on the two principal executive officers of the two companies as well as the inventors of our two main technology platforms. We expect to continue to hire additional product development, sales and marketing, production and accounting staff. We may not be successful in attracting, retaining or motivating key personnel. Our inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon our business.

             Additional factors that may affect our future results

You should carefully consider the following risk factors and other information included in this Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks materialize, our business could be materially adversely affected.

We have a limited operating history.

As an early-stage Internet company, we have an evolving and unpredictable business model. In addition, we face intense competition and must effectively manage our growth and respond quickly to rapid changes in customer demands and industry standards. We may not succeed in addressing these challenges and risks.

We have an accumulated deficit and anticipate further losses.

We have incurred significant losses since we began doing business. As of December 31, 1998, we had an accumulated deficit of approximately $85 million. To succeed we must invest in marketing, promoting and developing our products, technologies and operating infrastructure. In addition, the expenses associated with our recent acquisition of Street will adversely affect our operating results.

The successful combination of 7/th/ Level and 7/th/ Street.com, including the successful integration of Agent7 and StreamMaker, will require substantial effort.

The diversion of the attention of management and difficulties encountered in the transition process could have an adverse impact on our ability to realize the full benefits of the merger. The successful combination of the two companies will also require coordination of our sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or loss of momentum in, our activities.

Due to our limited operating history and the unpredictability of our industry, we cannot accurately forecast our revenues.

We base our current and future expense levels on our investment plans and estimates of future revenues. Our expenses are to a large extent fixed. We may not be able to adjust our spending quickly if our revenues fall short of our expectations. Further, we may make pricing, purchasing, service, marketing, acquisition or financing decisions that could adversely affect our business results.

Our quarterly operating results will fluctuate for many reasons, including:

 .    Our ability to retain existing customers, attract new customers and satisfy our customers' demand
 .    Our ability to acquire content and manage our content relationships
 .    Changes in gross margins of our current and future products, services and markets
 .    Introduction of our new web sites, services and products or those of our competitors
 .    Changes in usage of the Internet and online services and consumer acceptance of the Internet and electronic commerce
 .    Timing of upgrades and developments in our systems and infrastructure
 .    The level of traffic on our web sites
 .    The effects of acquisitions and other business combinations, and related integration
 .    Technical difficulties, system downtime or Internet brownouts

You should not rely on period-to-period comparisons of our financial results to forecast our future performance. Our future operating results may fall below the expectations of securities analysts or investors, which would likely cause the trading price of our common stock to decline.

We face rapid technological change and frequent new product introductions.

The markets for our products and services are characterized by rapid technological change, frequent new product introductions and evolving industry standards. We believe that our future success depends upon our ability to develop and market products and services that incorporate and apply new technologies, and our ability to enhance and expand our existing product lines and services. We will need to spend significant amounts of capital to develop, market and enhance our products and services to meet and take advantage of technological changes. We may not be:

 .    Able to develop or market new products or services successfully
 .    Successful in commercially developing new products and services
 .    Able to respond effectively to technological changes, new industry standards, or new products or services offered by our competitors
 .    Able to raise sufficient capital when required to implement our strategies

Our future success will depend upon, among other factors, the extent to which companies continue to adopt web based training programs, the proliferation of multimedia PCs inside corporations and the acceptance of the Internet as a viable distribution medium. If our solutions do not become widespread or we do not achieve market acceptance, or are unable to anticipate technological change or evolving industry standards and successfully introduce new products our business, results of operations, and financial condition could be adversely affected.

We depend upon strategic alliances or relationships.

We depend upon third parties for several critical elements of our business including technology, content development and distribution activities.

Technology - Technology critical to our products and solutions including speech recognition and the speech synthesis engine are licensed from third parties. We have improved these technologies and applied them in unique ways with our other proprietary techniques. If the licensors were to terminate our license agreements we may have to make substantial expenditures to develop or license replacement technology. This could adversely affect the performance of our business.

Content Development - Some of our licensed content is available from a limited number of resources. Currently, seventy-five percent (75%) of our tutorials are licensed from two sources; Viagrafix and NIIT. Although to date we have been able to license adequate tutorials, our inability in the future to obtain content from third parties, or to develop our own content could result in delays in product introductions or shipments. We depend on the quality and reliability of the tutorials licensed and timely delivery of these tutorials by our sources. Although we have agreements specifying the terms of the licenses, these agreements may not be enforceable. We believe that we can arrange alternate sources for some or all of these tutorials, but the inability of any of these content providers to provide these tutorials to us on a timely basis could affect the performance of our business.

Distribution Activities - We currently have relationships with online services and Internet content providers including AOL, GeoCites and Linkshare. Additionally, we have relationships with authorized resellers. Under our agreement with AOL, its members will have direct access to Tutorials.com. GeoCities and Linkshare market our Affiliates Program to their customers. These distribution agreements typically are not exclusive and may be terminated upon certain conditions.

We face a risk of system failure.

Our operations depend to a significant extent on our ability to maintain our computer and telecommunications systems. Currently, we are using one major Internet service provider. We must also protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. Our business depends in significant part on our operations center in Golden, Colorado. Although we have arranged for off-site back-up for our network control, this measure does not eliminate the risk to our operations from a natural disaster or system failure. In addition, growth of our customer base may strain the capacity of our computer operations center and telecommunications systems and/or lead to degradations in performance or system failure. Any damage to or loss of our computer and telecommunications networks including our operations center could adversely affect the performance of our business.

A large portion of our revenues comes from a small number of customers.

At present, a relatively small group of our customers are responsible for a significant percentage of our revenue. For example, for the year ended December 31, 1998, royalties and production fees from our largest customer accounted for 34 % of net revenue. Although we believe that our current relationships with our customers are generally good, the loss of one or more of our major customers could affect the performance of our business.

The market price of our common stock is volatile.

The trading price of our common stock can fluctuate significantly. For example, during the 52-week period ended March 26, 1999, the market price of our stock ranged from $1.25 to $12.625. The market price of our common stock may fluctuate in response to certain events and factors. For example, On March 5, 1999, we announced an agreement with AOL to offer training to AOL members through Tutorials.com. As a result of the announcement, on the following Monday March 8, 1999, the stock price ranged from $5.00 to $8.884 with a trading volume of 38,259,000 shares.

The Internet is an evolving commercial venue. We consider building and maintaining key marketing and technology relationships an important factor in our success. In addition these relationships are likely to impact the trading price of our common stock.

A drop in the market price of our common stock may adversely affect our business and financing opportunities. In addition, the stock market in general and the market prices for Internet-related companies in particular have experienced volatility that often has been unrelated to the operating performance of these companies.

Certain events could result in a dilution of your ownership of our common stock.

As of February 28, 1999, we had 30,547,560 shares of common stock outstanding and 5,509,490 common stock equivalents including convertible preferred stock, warrants and stock options. The exercise prices and conversion prices, as the case may be, of the common stock equivalents range from $.01 and $11.50 per share. These securities also provide for antidilution protection upon the occurrence of stock splits, redemptions, mergers and other similar transactions. If one or more of these events occurs the number of shares of our common stock that may be acquired upon conversion or exercise would increase. If converted or exercised these securities will result in a dilution to your percentage ownership of our common stock.

Under the terms of a subscription agreement, Fletcher International Limited purchased 1,666,667 shares of our common stock for $5,000,000, or $3.00 per share, and rights to purchase an additional 100,000 and 650,000 shares of common stock for $.01 and $4.50, respectively. The subscription agreement provides that at our election and as long as the market price of our common stock is greater than $3.00 per share, Fletcher is obligated to purchase up to an additional $5,000,000 of common stock at market prices when we elect to exercise our right. Fletcher's obligation to purchase additional shares is contingent upon the effectiveness of a registration statement to resell Fletcher's shares. In addition, Fletcher may receive additional shares of common stock if our common stock does not meet certain price targets or if we do not have an effective registration statement for the resale of Fletcher's shares. Any additional issuances to Fletcher would further dilute your percentage ownership of our common stock.

Under the terms of the Agreement and Plan of Merger, we issued 4,948,182 shares of our common stock and 21,644 shares of our Series D Preferred Stock to the Street stockholders. The Street stockholders' shares of Series D Preferred Stock will automatically convert into 7,214,666 shares of our common stock if approved by our common stockholders. The conversion of Series D Preferred Stock would further dilute your percentage ownership of our common stock.

FORWARD-LOOKING STATEMENTS IN THIS FORM 10-K MAY NOT PROVE TO BE ACCURATE

This Form 10-K contains or incorporates forward-looking statements including statements regarding, among other items, our business strategy, growth strategy, and anticipated trends in our business. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. When we use the words "believe," "expect," "anticipate," "project" and similar expressions, this should alert you that this is a forward-looking statement. Forward-looking statements speak only as of the date the statement is made.

These forward-looking statements are based largely on our expectations. They are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K or made in documents incorporated into this Form 10-K, describe factors that could contribute to or cause differences between our expectations and actual results.

We have described many of these factors in this Form 10-K. Because of these risks and uncertainties, the forward-looking information contained in this Form 10-K may not in fact occur or prove to be accurate. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 2.  PROPERTIES

The Company leases the following facilities:

        Location                 Use                 Sq.    Expiration  Renewal  Notes
        --------                 ---                 ---    ----------  -------  -----
                                                               Date     Option
                                                               ----     ------
White Plains, New York    Headquarters Office        3,965     6/14/99   None        1

Golden, Colorado          Research & Development
                          and Production             5,900     3/06/00   None

Richardson, Texas         Research & Development     6,170     3/31/02   None        2

Richardson, Texas         Sub-Leased                23,500     7/31/99   None        3

Glendale, California      Office                    37,680     9/30/02   None        4

(1) The Company is currently negotiating a new lease for an office in the same vicinity.

(2) This was the Company's headquarters until February 19, 1999. The Company plans to sublet most of this facility as soon as a suitable sublessee can be found and the necessary approvals are obtained from the landlord.

(3) This was the Company's headquarters until August 1998. Since that time the entire facility has been subleased.

(4) This facility was the Company's production studio until early 1998. Beginning December 1, 1998 the Company subleased 75% of this facility to a third party for approximately 100% of the rent it pays to the landlord. The sublease expires on September 30, 2002. The Company plans to use the balance of the space for meetings with potential and existing West Coast customers.

ITEM 3.     LEGAL PROCEEDINGS

The Company is involved in certain claims and lawsuits that are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

Our common stock is quoted on the NASDAQ National Market System under the symbol "SEVL". At March 15, 1999, we had more than 450 record holders of our common stock as reported by our transfer agent. The following table sets forth the range of high and low bid quotations for our common stock as reported by the NASDAQ National Market System during the periods as indicated.


        Quarter Ended                   High          Low
        -------------                   ----          ---
        March 31, 1997                $ 5.00         $2.88
        June 30, 1997                   4.00          1.50
        September 30, 1997              3.94          1.63
        December 31, 1997               3.44          1.38
        March 31, 1998                  2.13          1.25
        June 30, 1998                  12.63          1.38
        September 30, 1998              5.45          1.75
        December 31, 1998               5.00          1.94

The Company has not paid cash dividends on its common stock and presently intends to continue a policy of retaining any earnings for reinvestment in its business.

On December 15, 1998, we sold the following securities to Fletcher International Limited for $5 million:

 .    1,666,667 shares of our common stock
 .    An option to purchase 650,000 shares of our common stock for $4.50 per share exercisable until December 15, 2003
 .    An option to purchase 100,000 shares of our common stock for $.01 per share exercisable until December 15, 2003

We believe that the sale of our securities to Fletcher was a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act. We did not offer our securities by a general solicitation. The only purchaser of our securities was Fletcher which represented to us that it was an "accredited investor" as defined in Rule 501 of the Securities Act.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth selected financial data for 7th Level as of the dates and for the periods indicated. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere in this Report.

                                                    Year Ended December 31,
                          ------------------------------------------------------------------------------
                                     1994                 1995          1996        1997        1998
                             Actual     Combined(1)      Actual        Actual      Actual      Actual
                           -----------  ------------  -------------  ----------  ----------  -----------
                                             (in thousands, except per share amounts)
Statement of Operations
 Data:
Net revenues (2)............. $ 4,103       $ 4,708       $ 12,161    $ 20,549    $ 10,499     $  1,571
Loss from
  operations.................  (6,260)       (6,064)       (15,581)    (25,508)    (23,790)     ( 8,282)
Net loss                       (6,453)       (6,301)       (14,603)    (24,253)    (22,458)     (10,958)
Dividends on Preferred
 Stock.......................       -             -              -           -           -          338
Beneficial conversion
 feature in association
 with Preferred Stock........       -             -              -           -           -        5,479
Net loss available to
 Common Shareholders.........  (6,453)       (6,301)       (14,603)    (24,253)    (22,458)     (16,775)
Basic and diluted loss
 per Common Share............   (0.85)            -          (1.33)      (1.80)      (1.64)       (1.03)
Basic and diluted weighted
 average shares outstanding..   7,888             -         10,961      13,442      13,697       16,355


                                                Year Ended December 31,
                           ----------------------------------------------------------------
                                1994         1995          1996         1997       1998
                           -----------  ------------  -------------  ----------  ----------
Balance Sheet Data:
Total assets................  $26,403       $54,562       $ 38,933    $  9,855    $ 13,016
Long-term debt (including
  Current portion)...........   5,738           859          6,790         946         194

Stockholders' equity.........  19,184        48,265         24,652       2,459       9,783

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

Overview

7/th/ Level, Inc. was founded in 1993 with the goal of becoming a leading developer and publisher of interactive entertainment and educational products as well as a creator of state of the art tools and technologies. In 1998, our research and development activities were focused primarily on developing and enhancing our Agent7/TM/ technology. We recognized that appropriate applications of this technology were in the delivery of learning, education and enhanced communications. To strengthen our position in the marketplace, we searched for a viable and complementary partner with the appropriate technology assets, distribution channel and management expertise.

In February 1999, we acquired all of the outstanding stock of Street Technologies, Inc, a privately held company, and changed the name of Street to 7/th/Street.com, Inc. 7/th/Street markets and develops technology based training solutions delivered over intranets and the Internet. Our Board of Directors has approved the change of the name of our company from 7/th/ Level, Inc. to 7/th/Street.com, Inc. and the renaming of the new subsidiary. Our name change will be effective if approved by our stockholders.

We continued to use cash and operate at a loss during 1998, (See "Liquidity and Capital Resources") however, we were able to significantly reduce expenses. We continue to review, evaluate and revise the Company's operations and priorities.

Results of Operations

Comparison of Years Ended December 31, 1998 and December 31, 1997

The Company's strategy change in 1997 continued to impact all of its operations in 1998. As previously disclosed and as described above, the Company has transitioned from the CD-ROM games business and is leveraging the underlying software technologies in the new business strategy. Net revenues decreased 85% to $1,571,398 for the year ended December 31, 1998 compared to $10,499,021 for the year ended December 31, 1997. The 85% decrease in net revenues reflects the shift in business strategy as the first of the new products on the Agent7 platform was formally released late in the third quarter of 1998 and accordingly, no significant revenues have been realized. In 1998, product sales related to Agent7 were approximately 12% of net revenues. The remaining 88% was from various sources including royalty streams from our discontinued CD-ROM game business and reversals of prior period returns and price protection allowances in excess of actual returns and price protections. In contrast, during 1997, all of our revenue was associated with the CD-ROM game business. In 1997, product sales constituted approximately 40% of net revenue. The remaining 60% was from other sources, including the sale of a title in the final stages of development, Dominion, for $1,800,000, non-refundable advance royalties of $1,480,000 for Python titles, and approximately $1,200,000 from Microsoft for development and initial royalties on the Barney Actimates titles. Sales to customers outside of the United States were 25% and 20% of net revenue in 1998 and 1997, respectively.

For the year ended December 31, 1998, cost of revenues was $233,454 or 15% of net revenues. During 1998 cost of revenues consisted primarily of royalties and development. Cost of revenues for the year ended December 31, 1997 was $4,541,960 or 43% of net revenue, including product development, manufacturing, and royalties and licensing. The total cost of revenues as a percentage of net revenues fluctuated from year to year as a result of significant differences in the make up of the revenue. We expect fluctuations in gross margin in the future as changes occur in the composition of the revenues and the associated cost of revenues.

Research and product development expenses were $3,629,786 and $17,436,042 for the years ended December 31, 1998 and 1997, respectively. Research and product development costs decreased in 1998 as the Company continued to reduce headcount and related expenditures. Approximately $700,000 related to the closing of the international localization studios is included in the 1997 amount. During 1998 we completed this process and reversed $250,000 in over accruals. Research and production development expenses decreased 79% in 1998, excluding the one-time closing expenses recorded in 1997. In 1998, research and product development expenses included $2,189,934 for production expenses and $1,439,852 for software research and development expenses. Research and product development expenses for 1997 included $6,356,696 of production expenses, $5,873,907 for software research and development and $5,205,440 for expenses of the companies acquired in 1995 and 1996 and closed or sold during 1997. Because a large portion of the 1997 staffing cuts, in connection with the change in the strategic direction of the Company, were implemented late in the year and continued into 1998 the benefit was not fully realized until 1998.

Sales and marketing expenses were $555,593 and $6,118,011 for the years ended December 31, 1998 and 1997, respectively. Sales and marketing expenses for 1998 included $142,158 of expenses for advertising, marketing and public relations and $413,435 of expenses related to internal staffing. Included in the 1997 amount is approximately $965,000 related to the closing of our international sales offices. The 1997 expenses included $2,425,056 of expenses for advertising, marketing and public relations and $3,692,955 of expenses related to internal staffing. Excluding costs for closing our international sales offices, sales and marketing expenses decreased approximately $4,597,000 or 89% in 1998 compared to 1997. As a percentage of net revenues, sales and marketing expenses related to internal staffing decreased to 26% in 1998 from 35% in 1997. Likewise, the advertising, marketing and public relations expenses decreased to 9% from 24% as a percentage of net revenues in 1998 compared to 1997.

General and administrative expenses for the year ended December 31, 1998 were $5,428,783 compared with $5,683,859 for the year ended December 31, 1997. Approximately $1,379,000 of the 1998 total is attributable to stock grants to two of the company's directors. Additionally, the Company incurred higher legal and professional fees in 1998 that also contributed to the general and administrative fees continuing to remain almost unchanged compared to the 1997 amounts.

Amortization of intangible assets was $6,072 for the year ended December 31, 1998 compared to $509,444 for the year ended December 31,1997. Of the 1997 amount, approximately $450,000 represents the early write off of the amortization of intangible assets acquired in the 1995 acquisition of Lanpro Corporation and Lanpro Localization Center, Inc. These assets were acquired on December 29, 1995 and were being amortized over periods up to seven years; however, the assets were written off when we closed our offices in San Francisco and Tokyo.

Interest income was $333,346 for the year ended December 31, 1998 compared to $340,434 for the year ended December 31, 1997. Interest expense was $1,731,403 and $121,321 for the years ended December 31, 1998 and 1997, respectively. Approximately $1,657,000 related to amortization of debt issuance costs and accretion of debt discount was included in the amount for 1998. (See Note 4 to the Consolidated Financial Statements).

Other expenses were $1,277,352 for the year ended December 31, 1998 compared to other income of $1,113,504 for the year ended December 31, 1997. During 1998, we disposed of assets at a net loss of approximately $1,500,000 that was offset by reversals of accrued royalty expense in excess of actual liabilities in the amount of $237,500. In November 1997, we sold our PyroTechnix subsidiary which included the sale of the Return to Krondor game title and a license for our TopGun technology and recognized a gain of approximately $1,033,000 which resulted in the significant other income amount. For the year ended December 31, 1997, our PyroTechnix subsidiary recognized revenues of approximately $320,000, cost of revenues of approximately $317,000 and operating expenses of approximately $1,527,000.

Comparison of Years Ended December 31, 1997 and December 31, 1996

Our strategy change in 1997 impacted all of our operations. Net revenues decreased 49% to $10,499,021 for the year ended December 31, 1997 compared to $20,548,725 for the year ended December 31, 1996. In 1997, product sales constituted approximately 40% of net revenue. The remaining 60% was from other sources, including the sale of a title in the final stages of development, Dominion, for $1,800,000, non-refundable advance royalties of $1,480,000 for Python titles, and approximately $1,200,000 from Microsoft for development and initial royalties on the Barney Actimates titles. In contrast, approximately 50% of 1996 net revenues came from product sales and the remaining 50% was from licensing, OEM (Original Equipment Manufacturer) and development contracts. Sales to customers outside of the United States in 1997 were similar to 1996 and approximated 23% of net revenue.

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

Research and product development expenses were $17,436,042 and $21,402,287 for the years ended December 31, 1997 and 1996, respectively. Research and product development costs decreased in 1997 as we reduced headcount and related expenditures. Approximately $700,000 related to the closing of the international localization studios is included in the 1997 amount. Research and production development expenses decreased 22% in 1997, excluding the one-time closing expenses, compared to 1996. Research and product development expenses for 1997 included $6,356,696 of production expenses, $5,873,907 for software research and development and $5,205,440 for expenses of the companies acquired in 1995 and 1996 (as described in Note 4 to the Financial Statements) to provide expertise in the development of 3D technology and graphics design and to provide the capabilities needed to expand into the Asia Pacific market.

Sales and marketing expenses were $6,118,011 and $11,409,102 for the years ended December 31, 1997 and 1996, respectively. Included in the 1997 amount is approximately $965,000 related to the closing of our international sales offices. Sales and marketing expenses for 1997 included $2,425,056 of expenses for advertising, marketing and public relations and $3,692,955 of expenses related to internal staffing. For 1996, expenses of $6,327,266 for advertising, marketing and public relations and $5,081,836 related to internal staffing were incurred. Excluding costs for closing our international sales offices, sales and marketing expenses decreased approximately $6,250,000 or 55% in 1997 compared to 1996. As a percentage of net revenues, sales and marketing expenses related to internal staffing increased to 35% in 1997 from 25% in 1996.
However, the advertising, marketing and public relations expenses decreased to 23% from 31% as a percentage of net revenues in 1997 compared to 1996.

General and administrative expenses for the year ended December 31, 1997 were $5,683,859 compared with $4,827,618 for the year ended December 31, 1996. Approximately $400,000 of the increase of $856,241 is associated with expenses related to employee resignations in the first quarter of 1997. Additionally, we incurred higher legal and professional fees in 1997 which contributed to the increase in general and administrative expenses compared to 1996.

Amortization of intangible assets was $509,444 for the year ended December 31, 1997 compared to $119,428 for the year ended December 31, 1996, and primarily represents amortization of intangible assets acquired in the Lanpro Acquisition (See Note 4 to the Financial Statements.) These assets were acquired on December 29, 1995 and were being amortized over periods up to seven years; however, the assets were written off when we closed our offices in San Francisco and Tokyo.

Interest income was $340,434 for the year ended December 31, 1997 compared with $1,332,578 in the year ended December 31, 1996. This change was due to lower average cash balances available for investment during 1997. Interest expense was $121,321 and $76,511 for the years ended December 31, 1997 and 1996, respectively. Approximately $188,000 of interest expense was capitalized as a cost of financing the acquisition of a tract of land and office building construction during 1996.

Other income was $1,113,504 for the year ended December 31, 1997 compared with other expense of $445 for the year ended December 31, 1996. In November 1997, we sold our PyroTechnix subsidiary which included the sale of the Return to Krondor game title and a license to our TopGun technology and recognized a gain of approximately $1,033,000 which resulted in the significant increase over the 1996 amount. For the year ended December 31, 1997, our PyroTechnix subsidiary recognized revenues of approximately $320,000, cost of revenues of approximately $317,000 and operating expenses of approximately $1,527,000.

Liquidity and Capital Resources

We have incurred significant losses since inception including operating losses of approximately $8.3 million, $23.8 million and $25.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Independent Auditors' Report related to our December 31, 1997 consolidated financial statements contained an explanatory paragraph that reflected their concern about our ability to meet our anticipated operating requirements during 1998 without obtaining additional financing. During 1998, we obtained additional financing as more fully described below. The Report of Independent Public Accountants related to our December 31, 1998 consolidated financial statements was issued without qualification.

During 1998, we raised over $14.3 million dollars, net of offering expenses, in connection with private placements to fund operations. Furthermore, at our election, we have the right to sell up to $5,000,000 in Common Stock under an existing agreement under certain conditions.

Cash and cash equivalents increased $8,750,623 during the year to $11,215,702 at December 31, 1998. The increase is the result of the $10,000,000 private placement funded in May 1998 and a $5,000,000 private placement funded in December 1998, offset by operating activities during 1998. Net cash used in operating activities was $6,302,646, which included a net loss of $10,957,698 for the year ended December 31, 1998, offset by non cash items such as charges for stock grants, amortization of debt issuance costs, accretion of debt discount, as well as depreciation and amortization expenses. Approximately $900,000 of cash was provided in 1998 from the issuance of Common Stock associated with exercises of stock options, stock purchase agreements and stock warrants. We also sold surplus equipment resulting in a loss on disposition of approximately $1.5 million, and significantly curtailed capital expenditures, with disbursements of approximately $44,000, in 1998 compared to approximately $437,000 in the 1997.

In May 1998, we sold, pursuant to a private placement, Senior Secured Promissory Notes ("Notes") in the aggregate principal amount of $4,500,000 and warrants to purchase 675,000 shares of Common Stock at an exercise price of $0.01 per share. We allocated approximately $1,200,000 of the proceeds from the Notes to the warrants based on the relative fair values of the Notes and the warrants. Accordingly, we amortized the related debt discount to interest expense over the period from May 6, 1998 (date of issuance) to July 13, 1998 (date of exchange). On July 13, 1998, the holders of the Notes exchanged the Notes for 4,500 shares of our Series B Convertible Preferred Stock, $0.01 par value per share ("Series B Convertible Preferred Stock"), and warrants to purchase 1,125,000 shares of Common Stock at an exercise price of $0.01 per share. As of March 15, 1999, all of the Series B Convertible Preferred Stock has been converted and all of the warrants have been exercised.

In May 1998, we also sold, pursuant to a private placement, shares of Series A Preferred Stock in the aggregate amount of $5,500,000 and warrants for 1,375,000 shares of Common Stock at an exercise price of $0.01 per share. We allocated approximately $2,500,000 of the proceeds from the Series A Preferred Stock to the warrants based on the relative fair values of the Series A Preferred Stock and the warrants. All of such warrants were exercised in June 1998. On July 13, 1998, the exchange of 5,500 shares of Series A Preferred Stock for 5,500 shares of Series B Convertible Preferred Stock was effected. As of March 15, 1999, all of the Series B Convertible Preferred Stock has been converted and all of the warrants have been exercised.

In December 1998, we sold, pursuant to a subscription agreement, 1,666,667 shares of common stock for $5,000,000, or $3.00 per share, and rights to purchase an additional 100,000 and 650,000 shares of common stock for $.01 and $4.50, respectively, to Fletcher International Limited. At our sole option, as long as the market price of our common stock is greater than $3.00 per share and we have an effective registration statement for the resale of Fletcher's shares, Fletcher is obligated to purchase up to an additional $5,000,000 of common stock at market prices. In addition, Fletcher may receive additional shares of common stock if our common stock does not meet certain price targets or if we do not register the resale of Fletcher's shares by certain dates.

To date, we continue to use cash and operate at a loss. Our ability to achieve positive cash flow depends upon a variety of factors, including the timely introduction and market success of our products, the costs of developing, producing and marketing such products, adoption of the Internet as a medium of commerce and communications and various other factors, some of which may be beyond our control. If we require additional capital, we would seek such funding through additional public or private financing, although there can be no assurance that we will be able to obtain such financing.

We are in the process of reviewing our current operations with a view towards reducing redundancies created by our recent merger and creating an operating environment conducive to the pursuit of our new business strategy. As a consequence of this review, which is expected to be completed by the end of first quarter 1999, we expect to record write-downs and other charges in 1999 beginning with our first quarter financial statements. Based upon the determinations made to date in connection with the implementation of our plan, we will record charges of approximately $2 million in our first quarter financial statements.

Recently Issued Accounting Principles

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No.131 is effective for fiscal years beginning after December 15, 1997. Comparative information for earlier years presented is to be restated. The adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

Year 2000 Impact

Many currently installed computer systems may be coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. As a result, many software and computer systems may need to be upgraded or replaced. We are in the process of assessing the Year 2000 issue and expect to complete the program in the second quarter of 1999. To date we have not incurred material costs. We do not believe that the cost of additional actions will have a material effect on our consolidated financial position, results of operations or cash flows. Our current systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs. In addition, we utilize third-party equipment, software and content, including non-information technology systems that may not be Year 2000 compliant. We are in the process of completing our activities relative to assessing whether our internally developed software, third-party systems and non-information technology systems are adequately addressing the Year 2000 issue. Failure of third-party equipment, software or content to operate properly with regard to the Year 2000 issue could require unanticipated expenses, which could have a material adverse effect on our business. We are assessing whether our suppliers are adequately addressing their Year 2000 compliance issues. We have initiated formal communications with our significant suppliers and service providers to determine the extent to which their systems or services may be vulnerable if they fail to address and correct their own Year 2000 issues. We cannot guarantee that the systems of suppliers or other companies on which we rely will be Year 2000 compliant. We are in the process of developing a contingency plan that will address situations that may result should Year 2000 compliance for critical operations not be fully achieved in 1999.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedule

Financial Statements:


        24      Report of Independent Public Accountants
        25      Independent Auditors' Report
        26      Consolidated Balance Sheets as of December 31, 1998 and 1997
        27      Consolidated Statements of Operations for the years ended
                December 31, 1998, 1997 and 1996
        28      Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996
        29      Consolidated Statements of Cash Flows for the years ended
                December 31, 1998, 1997 and 1996
        30      Notes to Consolidated Financial Statements


Financial Statement Schedule:


        S-1 Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of 7th Level, Inc.:

We have audited the accompanying consolidated balance sheet of 7th Level, Inc., (a Delaware corporation) as of December 31, 1998, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion .

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 7th Level, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


New York, New York
March 17, 1999

                                        Arthur Andersen LLP

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
7/th/ Level, Inc.:


We have audited the accompanying consolidated balance sheet of 7/th/ Level, Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the years ended December 31, 1997 and 1996 as listed in the accompanying index for such years. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 7/th/ Level, Inc. as of December 31, 1997 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 1997 and 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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



                                             KPMG LLP

Dallas, Texas
January 30, 1998

                                7TH LEVEL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1998 AND 1997


                                                                                    1998                     1997
                                                                               ---------------          ---------------

                                               ASSETS
Cash and cash equivalents                                                         $11,215,702               $2,465,079
Accounts receivable, net of allowances of $963
         and $1,126,524                                                                42,317                1,112,026
Inventories                                                                                 -                   18,477
Other current assets                                                                  286,238                  752,847
                                                                               ---------------          ---------------
                Total current assets                                               11,544,257                4,348,429
Fixed assets, net                                                                   1,399,652                4,960,560
Intangible assets, net                                                                  7,059                   13,132
Other assets                                                                           65,421                  532,605
                                                                               ===============          ===============
                Total assets                                                      $13,016,389               $9,854,726
                                                                               ===============          ===============


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                     $197,962               $1,111,732
Accrued expenses                                                                    2,172,692                4,549,868
Current portion of notes payable                                                      485,135                   79,318
Current portion of capital lease obligations                                          148,493                  172,439
Other current liabilities                                                             183,114                  630,567
                                                                               ---------------          ---------------
                Total current liabilities                                           3,187,396                6,543,924
Notes payable                                                                               -                  377,027
Notes payable to related parties                                                            -                  108,108
Other                                                                                  45,916                  366,212
                                                                               ---------------          ---------------
                Total liabilities                                                   3,233,312                7,395,271
Commitments and contingencies (Note 11)
Stockholders' equity:
         Series B Convertible Preferred Stock, par value $0.01
                per share, 100,000 shares authorized; 1,395 and
                0 shares issued and outstanding, in 1998 and 1997,
                respectively ($1,395,000 liquidation value)                           628,800                        -
         Common Stock, par value $0.01 per share,
                100,000,000 shares authorized; 23,763,622 and
                13,783,736 shares issued and outstanding in
                1998 and 1997, respectively                                           237,636                  137,837
         Additional capital                                                        93,965,769               70,642,628
         Accumulated deficit                                                      (85,049,128)             (68,333,578)
         Cumulative translation adjustment                                                  -                   12,568
                                                                               ---------------          ---------------
                Total stockholders' equity                                          9,783,077                2,459,455
                                                                               ===============          ===============
                Total liabilities and stockholders' equity                        $13,016,389               $9,854,726
                                                                               ===============          ===============


      The accompanying notes are an integral part of these consolidated financial statements.

                                7TH LEVEL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                         1998                 1997                   1996
                                                     -------------        -------------         -------------
Net revenues                                         $   1,571,398        $  10,499,021         $  20,548,725
Cost of revenues                                           233,454            4,541,960             8,298,647
                                                     -------------        -------------         -------------
      Gross profit                                       1,337,944            5,957,061            12,250,078
                                                     -------------        -------------         -------------

Operating expenses:
      Research and product development                   3,629,786           17,436,042            21,402,287
      Sales and marketing                                  555,593            6,118,011            11,409,102
      General and administrative                         5,428,783            5,683,859             4,827,618
      Amortization of intangible assets                      6,072              509,444               119,428
                                                     -------------        -------------         -------------
            Total operating expenses                     9,620,234           29,747,356            37,758,435
                                                     -------------        -------------         -------------
            Operating loss                              (8,282,290)         (23,790,295)          (25,508,357)
Interest expense                                        (1,731,403)            (121,321)              (76,511)
Interest income                                            333,346              340,434             1,332,578
Other (expense) income                                  (1,277,352)           1,113,504                  (445)
                                                     -------------        -------------         -------------
            Net loss                                 $ (10,957,699)       $ (22,457,678)        $ (24,252,735)

Dividends on Preferred Stock                               337,807                    -                     -
Beneficial conversion feature in association
      with Preferred Stock (Note 3)                      5,479,138                    -                     -
                                                     -------------        -------------         -------------
Net loss available to Common Shareholders            $ (16,774,644)       $ (22,457,678)        $ (24,252,735)
                                                     =============        =============         =============

Basic and diluted loss per Common Share              $       (1.03)       $       (1.64)        $       (1.80)
                                                     =============        =============         =============

Weighted average basic and diluted
      shares outstanding                                16,355,158           13,696,730            13,442,101
                                                     =============        =============         =============

       The accompanying notes are an integral part of these consolidated financial statements.

                                7TH LEVEL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                              Common Stock            Convertible     Convertible
                                                     ------------------------------    Preferred       Preferred
                                                         Shares         Amount         Series A        Series B
                                                     -------------- --------------- --------------- --------------
Balance at December 31, 1995                            13,078,464       $ 130,785    $          -    $          -
     Common Stock issued under
         Stock Option Plan and
         Stock Purchase Plan                               184,719           1,847               -               -
     Common Stock issued for
         acquisitions                                      280,732           2,807               -               -
     Common Stock issued for
         conversion of debt                                 22,607             226               -               -
     Common stock issued on
         exercise of warrants                               13,000             130               -               -
     Foreign currency translation
         adjustment                                              -               -               -               -
     Unrealized loss on investments                              -               -               -               -
     Net loss                                                    -               -               -               -
                                                     -------------- --------------- --------------- ---------------
Balance at December 31, 1996                            13,579,522       $ 135,795    $          -    $          -
     Common Stock issued under
         Stock Option Plan and
         Stock Purchase Plan                               198,580           1,986               -               -
     Common stock issued on
         exercise of warrants                                5,634              56               -               -
     Common stock issued for
         consulting services                                40,000             400               -               -
     Cancellation of unearned
         Common Stock issued as
         contingent purchase
         consideration                                     (40,000)           (400)              -               -
     Foreign currency translation
         adjustment                                              -               -               -               -
     Unrealized gain on investments                              -               -               -               -
     Net loss                                                    -               -               -               -
                                                     -------------- --------------- --------------- ---------------
Balance at December 31, 1997                            13,783,736       $ 137,837    $          -    $          -
     Issuance of Series A Preferred Stock
         (net of issuance costs of $3,020,862)                   -               -       2,479,138               -
     Issuance costs in connection with Notes                     -               -               -               -
     Beneficial Conversion Feature                               -               -               -               -
     Conversion of Series A Preferred Stock
         to Series B Preferred Stock                             -               -      (2,479,138)      2,479,138
     Conversion of Notes to Series B Preferred Stock             -               -               -       3,000,000
     Common Stock issued on conversion of
         Series B Preferred Stock                        4,302,500          43,025               -      (4,850,338)
     Common Stock dividends                                106,692           1,067               -               -
     Common Stock issued in private placement            1,666,667          16,667               -               -
     Warrants issued to Non-employees                            -               -               -               -
     Common Stock issued upon exercise of warrants       2,813,584          28,136               -               -
     Common Stock Granted to Officers                      765,000           7,650               -               -
     Common Stock issued under
         Stock Option Plan and
         Stock Purchase Plan                               325,443           3,254               -               -
     Compensation expense on options issued
         to non-employees                                        -               -               -               -
     Foreign currency translation adjustment                     -               -               -               -
     Net loss                                                    -               -               -               -
                                                     ============== =============== =============== ===============
Balance at December 31, 1998                            23,763,622       $ 237,636    $          -    $    628,800
                                                     ============== =============== =============== ===============


                                                                  Cumulative      Unrealized                          Total
                                                  Additional      Translation    Gain (loss) on   Accumulated     Stockholders'
                                                   Capital        Adjustment      Investments       Deficit           Equity
                                               ---------------- --------------- --------------- ---------------- ----------------
Balance at December 31, 1995                       $69,168,061       $ (14,923)       $ 21,791    $ (21,040,243)     $48,265,471
     Common Stock issued under
         Stock Option Plan and
         Stock Purchase Plan                           764,989               -               -                -          766,836
     Common Stock issued for
         acquisitions                                  331,318               -               -         (582,922)        (248,797)
     Common Stock issued for
         conversion of debt                             79,497               -               -                -           79,723
     Common stock issued on
         exercise of warrants                            3,245               -               -                -            3,375
     Foreign currency translation
         adjustment                                          -          66,116               -                -           66,116
     Unrealized loss on investments                          -               -         (27,602)               -          (27,602)
     Net loss                                                -               -               -      (24,252,735)     (24,252,735)
                                               ---------------- --------------- --------------- ---------------- ----------------
Balance at December 31, 1996                       $70,347,110       $  51,193        $ (5,811)   $ (45,875,900)     $24,652,387
     Common Stock issued under
         Stock Option Plan and
         Stock Purchase Plan                           326,634               -               -                -          328,620
     Common stock issued on
         exercise of warrants                            1,404               -               -                -            1,460
     Common stock issued for
         consulting services                            74,600               -               -                -           75,000
     Cancellation of unearned
         Common Stock issued as
         contingent purchase
         consideration                                (107,120)              -               -                -         (107,520)
     Foreign currency translation
         adjustment                                          -         (38,625)              -                -          (38,625)
     Unrealized gain on investments                          -               -           5,811                -            5,811
     Net loss                                                -               -               -      (22,457,678)     (22,457,678)
                                               ---------------- --------------- --------------- ---------------- ----------------
Balance at December 31, 1997                       $70,642,628       $  12,568        $      -    $ (68,333,578)     $ 2,459,455
     Issuance of Series A Preferred Stock
         (net of issuance costs of $3,020,862)       2,789,738               -               -                -        5,268,876
     Issuance costs in connection with Notes         1,467,452               -               -                -        1,467,452
     Beneficial Conversion Feature                   5,479,138               -               -       (5,479,138)               -
     Conversion of Series A Preferred Stock
         to Series B Preferred Stock                         -               -               -                -                -
     Conversion of Notes to Series B Preferred Stock 1,500,000               -               -                -        4,500,000
     Common Stock issued on conversion of
         Series B Preferred Stock                    4,807,313               -               -                -                -
     Common Stock dividends                            277,602               -               -         (278,713)             (44)
     Common Stock issued in private placement        4,683,333               -               -                -        4,700,000
     Warrants issued to Non-employees                   31,451               -               -                -           31,451
     Common Stock issued upon exercise of warrants        (136)              -               -                -           28,000
     Common Stock Granted to Officers                1,379,295               -               -                -        1,386,945
     Common Stock issued under
         Stock Option Plan and
         Stock Purchase Plan                           867,221               -               -                -          870,475
     Compensation expense on options issued
         to non-employees                               40,734               -               -                -           40,734
     Foreign currency translation adjustment                 -         (12,568)              -                -          (12,568)
     Net loss                                                -               -               -      (10,957,699)     (10,957,699)
                                               ================ =============== =============== ================ ================
Balance at December 31, 1998                       $93,965,769       $       -        $      -    $ (85,049,128)     $ 9,783,077
                                               ================ =============== =============== ================ ================


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                7TH LEVEL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                1998                1997                1996
                                                                          -----------------   -----------------   -----------------
Cash flows from operating activities:
      Net loss                                                               $ (10,957,698)      $ (22,457,678)      $ (24,252,735)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
           Non-cash compensation and interest                                    3,108,032                   -                   -
           Depreciation and amortization                                         1,806,365           4,180,144           2,564,609
           Loss (gain) on sale of assets                                         1,518,504          (1,115,800)                  -
           Gain on early retirement of debt                                              -             (10,142)                  -
           Other                                                                   187,865              75,000                   -
           Changes in assets and liabilities, net of acquisitions:
                Accounts receivable                                              1,069,709           5,149,670             650,585
                Inventories                                                         18,477             551,846            (181,297)
                Other current assets                                               466,611             865,059            (592,837)
                Other assets                                                       467,184             533,438            (366,529)
                Accounts payable                                                  (913,771)         (1,059,444)            883,866
                Other current liabilities                                       (3,073,924)            (65,720)          1,554,554
                                                                          -----------------   -----------------   -----------------
                     Net cash used in operating activities                      (6,302,646)        (13,353,627)        (19,739,784)
                                                                          -----------------   -----------------   -----------------
Cash flows from investing activities:
      Proceeds from sale of assets                                                  98,214           6,593,010                   -
      Purchase of short-term investments                                                 -                   -          (7,965,007)
      Proceeds from sales of short-term investments                                      -           4,491,367          13,158,205
      Equity investment                                                                  -                   -            (400,000)
      Acquisitions, net of cash acquired (paid)                                          -                   -            (771,966)
      Capital expenditures                                                         (43,968)           (436,409)         (9,643,055)
                                                                          -----------------   -----------------   -----------------
                     Net cash provided by (used in) investing activities            54,246          10,647,968          (5,621,823)
                                                                          -----------------   -----------------   -----------------
Cash flows from financing activities:
      Net proceeds from private placement of Common Stock                        4,700,000                   -                   -
      Net proceeds from issuance of Preferred Stock                              5,268,876                   -                   -
      Net proceeds from debt issuance                                            4,310,900                   -                   -
      Proceeds from bank line of credit                                                  -                   -           6,000,000
      Repayment of bank line of credit                                                   -          (5,625,000)           (375,000)
      Repayment of notes payable to related parties                                      -            (125,000)                  -
      Principal payments under capital lease obligations                          (186,877)           (232,746)           (163,365)
      Issuance of Common Stock under Stock Option and
           Stock Purchase Plan                                                     870,474             330,080             766,836
      Other                                                                         35,650                   -               3,375
                                                                          -----------------   -----------------   -----------------
                     Net cash provided by (used in) financing activities        14,999,023          (5,652,666)          6,231,846
                                                                          -----------------   -----------------   -----------------
                     Effect of exchange rate changes on cash and
                           cash equivalents                                              -              25,032             (12,084)
                                                                          -----------------   -----------------   -----------------
                     Net increase (decrease) in cash and cash
                           equivalents                                           8,750,623          (8,333,293)        (19,141,845)
Cash and cash equivalents, beginning of period                                   2,465,079          10,798,372          29,940,217
                                                                          -----------------   -----------------   -----------------
Cash and cash equivalents, end of period                                      $ 11,215,702         $ 2,465,079        $ 10,798,372
                                                                          =================   =================   =================
Supplemental disclosure of cash flow information--
      Cash paid for interest                                                      $ 74,853           $ 204,915           $ 352,562
                                                                          =================   =================   =================

 The accompanying notes are an integral part of these consolidated financial statements.

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1.  Incorporation and Nature of Business

7th Level, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 28, 1993. The Company has been engaged in the business of developing entertainment and educational software. In April 1998, the Company announced a strategy to become a leading developer of Internet media preparation tools and technologies. In February 1999, 7th Level Merger Corporation, a wholly-owned subsidiary of the Company, merged with Street Technologies, Inc. (the "Merger"). (See Note 12)

The Company has incurred significant losses since inception including operating losses of approximately $8.3 million, $23.8 million and $25.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

In August 1997 the Company announced a new strategy, by leveraging its existing core technology, to transition from being a self-funded content developer and publisher to position itself as a supplier of custom solutions and services, tools and technologies. As part of that shift in strategy, the Company divested itself of its games development groups and new titles under development. The Company also closed its international localization and sales offices including those in San Francisco, Tokyo and Munich and sold its PyroTechnix, Inc. subsidiary during 1997. In fourth quarter 1998 the production facilities located in Glendale, California were closed. Research and product development and sales and marketing expenses include approximately, $700,000 and $965,000, respectively, related to the closing of the international localization and sales
offices.   In the year ended December 31, 1998, the Company was able to reverse into income certain reserves established in 1997 as it was able to settle certain liabilities and commitments for approximately $523,000 less than anticipated.

During fiscal 1998, the Company raised over $14.3 million, net of offering expenses, in connection with private placements (See Note 3) to fund operations. Furthermore, at the Company's election, as defined, the Company has the right to sell shares of Common Stock under a Subscription Agreement in exchange for an additional $5,000,000, as defined (See Note 3).

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

The Company's estimates and future results could be affected adversely by a number of uncertainties related to its new software products. Such factors include, but are not limited to market acceptance; ability to obtain sales volumes and adequate prices; the Company's sustained commitment of resources to further develop and market the technology; and the technological competitive advantage of these new products.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition". The Company generates revenue primarily from interactive software product sales, licensing agreements and product development agreements. Software product sales are recognized as revenue upon shipment of the products to customers, provided that there are no significant vendor obligations and collection of

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


the related receivable is probable. The Company accounts for insignificant vendor obligations and post-contract support at the time of product delivery by accruing such estimated costs or recognizing them ratably as the obligations are fulfilled. Provision for estimated returns including distributors' stock balancing rights and allowances is recorded at the time of sale.

Revenues from development contracts are recognized as the services are performed under the terms of the respective contracts. The Company had deferred revenues of approximately $3,000 and $385,000 included in other current liabilities associated with development and licensing contracts at December 31, 1998 and 1997, respectively.

Revenues from products licensed to original equipment manufacturers ("OEMs") consisting of one-time license fees and contracts for minimum advances against future unit licenses are recognized when the criteria for revenue recognition under Statement of Position No. 97-2 are met, as discussed above. Additional royalty use or unit copy royalty fees are recognized when they are earned pursuant to the license agreements and upon notification of shipment from the OEMs.

Research and Product Development Expenditures

The Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", provides for the capitalization of certain software development costs once technological feasibility has been established. In addition, the Company evaluates the recoverability of any capitalized costs as provided by generally accepted accounting principles. To date, no such costs have been capitalized as the impact on the consolidated financial statements for all periods presented would be immaterial.

Fair Value of Financial Instruments

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities.

Advertising Costs

Advertising costs, included in sales and marketing expenses, are charged as an expense when they are incurred. Advertising costs were $178,300, $1,542,175 and $4,816,231 for the years ended December 31, 1998, 1997 and 1996, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of money market funds, commercial paper, U.S. Treasury securities and other debt securities. The Company had cash equivalents of approximately $11,200,000 and $2,300,000 at December 31, 1998 and 1997, respectively.

Other Current Assets

Other current assets include prepaid insurance, prepaid royalties, interest receivable, other receivables, and other miscellaneous prepaid expenses.

Inventories

Inventories, which are comprised of software product components and finished goods, are carried at the lower of cost, determined on a first-in first-out basis, or market.

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


Fixed Assets

Fixed assets are recorded at cost and are depreciated over three to five years depending upon the estimated useful life of the asset. Leasehold improvements and assets under capital leases are amortized over the shorter of the estimated useful life of the asset or the term of the lease.

Intangible Assets

At December 31, 1998 intangible assets consisted of various patents, copyrights, and trademarks, technological know-how, assembled workforce and goodwill acquired in acquisitions. Intangible assets are being amortized on a straight line basis over estimated useful lives of three to seven years. The Company assesses the recoverability of intangible assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," by determining whether the amortization of the intangible assets over their remaining lives can be recovered through projected undiscounted future cash flows. During 1997, in connection with the sale of a 3D game and the closure of its Asia Pacific localization and sales offices, the Company wrote off the remaining intangible assets and the related accumulated amortization acquired in certain prior business combinations. Combined, these totaled approximately $610,000.

Other Assets

At December 31, 1997 other assets consisted primarily of restricted cash placed in escrow for a planned merger that was not completed and restricted cash which collateralized a letter of credit and other miscellaneous balances.

Foreign Currency Translation

For the Company's subsidiaries outside the United States, the functional currency is the local currency of the country in which the subsidiary is domiciled. The Company applies SFAS No. 52 "Accounting for the Translation of Foreign Currency Transactions and Foreign Currency Financial Statements". Accordingly, assets and liabilities of the subsidiaries outside of the United States are translated into U.S. dollars at year end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. The adjustments resulting from translating the financial statements of these subsidiaries are reflected as cumulative translation adjustments and included in stockholders' equity. Foreign currency transaction gains and losses are recognized when they occur. Such amounts are not material in any of the periods presented. During 1998 the Company closed down its foreign operations and accordingly the adjustment was removed from the separate component of equity and reported as a part of the loss on cessation of these operations.

Royalties

Royalties are accrued based on net revenues, pursuant to contractual agreements with talent for various products published by the Company. Royalty expense is included in the cost of revenues.

Loss per Share

In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). This statement established standards for computing and presenting earnings per share. This statement is effective for periods ending after December 15, 1997. In February 1998, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 98. This bulletin revised the SEC's guidance for calculating earnings per share with respect to equity security issuances before an initial public offering ("IPO") and is effective for fiscal years ending after December 15, 1997. The prior years' earnings per share have been retroactively restated to reflect the adoption of SFAS No. 128 and SAB No. 98.

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


Basic earnings per share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of common equivalent shares and nominal issuances. Common equivalent shares include common stock options and warrants to the extent their effect is dilutive, based on the treasury stock method. Nominal issuances arise when a company issues common stock, options or warrants to purchase common stock or other potentially dilutive instruments for nominal consideration, as defined by SAB No. 98, in the periods preceding an IPO. During the period preceding the Company's IPO, the Company did not have any nominal issuances.

The calculations of basic and dilutive weighted average shares outstanding are as follows:

                                          Year Ended December 31,
                                          -----------------------
                                      1998          1997          1996
                                ------------------------------------------
        Basic weighted average
         Common shares              16,355,158    13,696,730    13,442,101
         outstanding

        Weighted average Common
         equivalent shares                  --            --            --
                                ------------------------------------------
        Diluted weighted
         average shares
        outstanding                 16,355,158    13,696,730    13,442,101
                                ==========================================

Diluted weighted average shares outstanding do not include 3,903,679 and 1,405,109 common equivalent shares at December 31, 1998 and 1997, respectively, as their effect would be anti-dilutive.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

At December 31, 1998 and 1997, the Company had operating loss carryforwards available to offset future federal taxable income of approximately $70 million and $60 million, respectively. Deferred tax assets relating to the operating losses have been fully offset by a valuation allowance. Accordingly, no income tax benefit has been recorded. These operating loss carryforwards expire at various dates through 2018 and under Section 382 of the Internal Revenue Code may be limited due to ownership changes.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No.131 is effective for fiscal years beginning after December 15, 1997. Comparative information for earlier years presented is to be restated. The adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

3.  Business Combinations and Private Placements

PyroTechnix Acquisition

On March 1, 1996, the Company acquired all of the outstanding capital stock of PyroTechnix, Inc. ("PyroTechnix") for 300,000 shares of the Company's Common Stock. The acquisition was accounted for as a pooling of interests. The operating results for PyroTechnix were not material to the combined results of the two companies for all periods prior to the acquisition and therefore results for those periods have not been restated.

The Company sold its PyroTechnix subsidiary in November 1997 and recognized a gain of approximately $1,033,000, which is included as non-operating income in the accompanying consolidated statement of operations for the year ended December 31, 1997. Included in the consolidated statements of operations are losses from operations of PyroTechnix of approximately $1,524,000 and $307,000, respectively, for the years ended December 31, 1997 and 1996.

Private Placement

In May 1998, the Company sold, pursuant to a private placement, Secured Promissory Notes ("Notes") in the aggregate principal amount of $4,500,000 and warrants for 675,000 shares of Common Stock at an exercise price of $0.01 per share. The Company allocated approximately $1,200,000 of the proceeds from the Notes to the warrants based on the relative fair values of the Notes and the warrants. Accordingly, the Company amortized the related debt discount to interest expense over the period from May 6, 1998 (date of issuance) to July 13, 1998 (date of exchange - see below). All of such warrants were exercised in June 1998. On July 9, 1998, the Company obtained stockholder approval for, among other things, an increase in its authorized Common Stock (the "Certificate of Amendment") at its 1998 Annual Meeting of Stockholders. The Certificate of Amendment was filed on July 10, 1998. On July 13, 1998, the holders of the Notes exchanged the Notes for 4,500 shares of the Company's Series B Convertible Preferred Stock, $0.01 par value per share and warrants to purchase 1,125,000 shares of Common Stock at an exercise price of $0.01 per share. The Company allocated $3,000,000 to Series B Convertible Preferred Stock and $1,500,000 to warrants in accounting for the exchange.

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

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


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

For the year ended December 31, 1998, the Company was required to increase the loss attributable to common stockholders, as a result of the beneficial conversion feature which arose due to the increase in the market price of the Company's Common Stock from the date the Company received commitments with respect to the $10,000,000 financing (April 20, 1998) to the date of issuance of the Series B Convertible Preferred Stock (July 13, 1998). The beneficial conversion feature is based upon the difference between the market price of the 5,000,000 shares of Common Stock into which the Series B Convertible Preferred Stock is convertible and the carrying value of the Series B Convertible Preferred Stock on the date of authorized issuance, but is limited (as discussed above) to the proceeds received with respect to each security issued. As the Company allocated $3,000,000 of proceeds to the Series B Convertible Preferred Stock, and approximately $2,500,000 of proceeds to the Series A Preferred Stock, the amount of the beneficial conversion feature is approximately $5,500,000. The one-time occurrence was accounted for similar to a non-cash dividend and had no effect on the Company's net loss or aggregate stockholders' equity.

In December 1998, the Company sold, pursuant to a subscription agreement, 1,666,667 shares of Common Stock for $5,000,000, or $3.00 per share, and rights to purchase an additional 100,000 and 650,000 shares of Common Stock for $.01 and $4.50, respectively, to Fletcher International Limited ("Fletcher"). The Subscription Agreement provides that, at the Company's election, and as long as the market price of the Company's Common Stock is greater than $3.00 per share and the Company has an effective registration statement for the resale of Fletcher's shares, Fletcher is obligated to purchase up to an additional $5,000,000 of Common Stock at market prices when the Company elects to exercise its right to sell shares to Fletcher. In addition, Fletcher may receive additional shares of Common Stock if the Company's Common Stock does not meet certain price targets or if the Company does not register the resale of Fletcher's shares by certain dates, as defined.

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


4.  Fixed Assets, net

     Fixed assets, at cost, as of December 31, 1998 and 1997 consisted of the following:

                                           1998                1997
                                      --------------      --------------
        Equipment                      $  3,877,804        $  6,960,778
        Leasehold improvements              335,000           2,903,346
        Furniture and fixtures              243,393             410,360
                                      ---------------     ---------------
                                          4,456,197          10,274,484
        Less:  accumulated
         depreciation and
               amortization             ( 3,056,545)        ( 5,313,924)
                                    ---------------     ---------------
                                       $  1,399,652        $  4,960,560
                                    ===============     ===============

The Company leases certain office equipment under capital lease agreements. At December 31, 1998 and 1997, respectively, the carrying value of capital assets was $193,360 and $388,906, net of accumulated amortization of $317,308 and $208,664.

During 1998 the Company disposed of approximately $1.8 million of net capital assets as a result of a reduction in capacity and recognized a loss in the December 31, 1998 consolidated financial statements related to this disposition of these assets of approximately $1.5 million.

In April 1997 the Company sold its office building, which was under construction, for $5.6 million, and as a result, recognized a gain of approximately $95,000.

5.   Accrued Expenses

Accrued liabilities consist of the following at December 31, 1998 and 1997:

                                          1998               1997
                                      ------------      --------------

        Accrued office closing costs    $  264,646          $1,064,702
        Accrued royalties                  346,597             859,475
        Accrued discounts and              677,850             806,953
         allowances
        Accrued legal and corporate        295,000             361,374
         expenses
        Accrued compensation               120,310             565,377
        Accrued interest and taxes          31,075             169,353
        Other                              437,214             722,634
                                      ------------       -------------
                                        $2,172,692          $4,549,868
                                      ============       =============

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


6.    Debt

As of December 31, 1998 and 1997 the Company's debt was as follows:

                                             1998                 1997
                                       ----------------      --------------
7% Convertible Note Payable, dated
February 11, 1994; annual interest
payments; notes are convertible, in
whole but not in part, at the
option of the holder at
approximately 283 shares of Common
Stock for each $1,000 principal
amount outstanding.  Remaining
principal balance due February 11,
1999  and satisfied (See Note 12
b).  Included in this amount is
$108,108 due to related parties.               $485,135            $485,135

Other                                                --              79,318
                                     ------------------    ----------------
 Total                                         $485,135            $564,453
Less current portion
                                                485,135              79,318
Long term payables                             $     --            $485,135
                                     ==================    ================

Interest expense to related parties on the above debt was $7,568 for each of the years ended December 31, 1998 and 1997.

7.    Stockholders' Equity

Common Stock

On July 9, 1998 the shareholders of the Company authorized an increase in the number of shares of Common Stock from 20,000,000 to 100,000,000, par value $0.01 per share (the "Common Stock").

Preferred Stock

There are 100,000 shares of Preferred Stock, par value of $0.01 per share, authorized and 1,395 shares were outstanding as of December 31, 1998. The Board of Directors is authorized to provide for the issuance of the shares of Preferred Stock in one or more series and to establish the number of shares included in any such series and to fix the designation, powers, preferences and rights of the shares of any such series.

In May 1998, the Company sold, pursuant to a private placement, 5,500 shares of Series A Preferred Stock. On July 13, 1998 the Notes were exchanged for 4,500 shares of the Series B Convertible Preferred Stock (See Note 3). In a separate transaction the Series A Preferred Stock was exchanged for 5,500 shares of Series B Convertible Preferred Stock. During the fourth quarter of 1998, 8,605 shares of the Series B Convertible Preferred Stock were converted into 4,302,500 shares of Common Stock.

Stock Compensation Plans

The Company has granted options to certain employees, directors and outside consultants to purchase Common Stock outside of any defined plans and under an incentive stock option plan. The option price represents estimated fair value at the date of grant.

Under the 7/th/ Level, Inc. Amended and Restated Incentive Stock Option Plan (the "Incentive Stock Option Plan"), the Company may grant options to its employees for up to 3,200,000 shares of Common Stock. As of December

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


31, 1998 the Incentive Stock Option Plan had 228,275 option shares outstanding and 1,790,435 shares available to grant. Of the 228,275 shares outstanding 45,500 shares are subject to the Option Share Repurchase Agreement with certain stockholders and no new shares will be issued upon the exercise of grants.

Pursuant to the Option Share Repurchase Agreement, the Company had the right to purchase up to 948,000 shares of Common Stock from certain stockholders at $0.003 per share. The Company may invoke this right in the event certain outstanding options (exercisable for an identical number of shares) are exercised. The Company intends to satisfy its obligations to issue shares of Common Stock upon any exercise of such associated options by delivering to the exercising optionee(s) shares of treasury stock, thereby resulting in no change in the number of outstanding shares of Common Stock. At December 31, 1998, 545,500 options associated with the Option Share Repurchase Agreement had been exercised at a weighted average exercise price of $0.163 per share (and an identical number of shares of Common Stock had been purchased by the Company pursuant to the Option Share Repurchase Agreement).

At December 31, 1998, 469,500 options subject to the Option Share Repurchase Agreement with a weighted average exercise price of $0.253 per share had been canceled. Notwithstanding the cancellation of certain options, the stockholders who are party to the Option Share Repurchase Agreement agreed that 112,500 shares of Common Stock underlying such canceled options would remain subject to the agreement. During 1998, 69,000 shares were assigned to outstanding options. Accordingly, all the 45,500 shares remaining under the Option Share Repurchase Agreement have corresponding option grants.

Transactions in stock options under the Incentive Stock Option Plan are summarized as follows:

                                                  Option Share       Weighted                            Weighted
                                                  Repurchase      Average Exercise                        Average
                                                   Agreement          Price          Stock Options     Exercise Price
                                                ---------------------------------------------------------------------
Balance at December 31, 1995                         222,000            $0.715           1,485,250             $ 8.61
Granted                                                    -                 -           2,662,750               7.27
Exercised                                            (85,250)            0.450            (102,800)              2.14
Canceled                                             (15,000)            0.003          (1,832,374)             11.08
                                               -------------------------------      ---------------------------------
Balance at December 31, 1996                         121,750            $0.990           2,212,826             $ 5.26
Granted                                                    -                 -             267,500               3.12
Exercised                                            (69,250)            0.083            ( 95,625)              1.11
Canceled                                              (1,500)            0.003          (1,343,436)              5.36
                                               -------------------------------      ---------------------------------
Balance at December 31, 1997                          51,000            $2.244           1,041,265             $ 4.96
Granted                                                    -                 -             516,825               1.72
Exercised                                            (41,500)            0.634           ( 308,115)              2.65
Reassigned                                            69,000             1.250           (  69,000)              1.25
Canceled                                             (33,000)            3.561           ( 998,200)              4.90
                                               -------------------------------      ---------------------------------
Balance at December 31, 1998                          45,500            $1.250             182,775             $ 1.44
                                               ======================================================================

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


Transactions in stock options to employees, directors and consultants outside either of the formal plans mentioned above are summarized as follows:

                                                          Weighted
                                                           Average
                                       Stock Options    Exercise Price
                                      ---------------------------------
        Balance at December 31, 1996                  -          $    -
        Granted                                 737,500            3.76
        Exercised                                     -               -
        Canceled                                      -               -
                                      ---------------------------------
        Balance at December 31, 1997            737,500           $3.76
        Granted                               3,056,500            1.98
        Exercised                             (  11,000)           1.32
        Canceled                              ( 956,000)           3.26
                                      ---------------------------------
        Balance at December 31, 1998          2,827,000           $2.02
                                      =================================

The Company has granted to directors options to purchase Common Stock under a non-employee directors' stock option plan with vesting over four years. Under the 7/th/ Level Inc. Amended and Restated 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), the Company may grant options to its non-employee directors for up to 125,000 shares of Common Stock. In 1998, 65,000 shares outstanding under the Directors' Plan were cancelled in exchange for new options granted outside this plan. All of the 125,000 shares authorized under the Directors' Plan were deregistered. At December 31, 1998, no options were outstanding.

In May 1998, the Company exchanged with two board members their options to purchase 715,000 shares of Common Stock for 765,000 shares of Common Stock for $0.01 per share. The Company recognized a compensation charge of $1,377,000 related to this stock issuance.

Subsequent to year end, three members of the Board of Directors exercised options to purchase 775,000 shares of Common Stock for the aggregate amount of approximately $1.6 million. In connection with these exercises, the Company received promissory notes from these individuals in the approximate amount of $1.3 million.

The following table summarizes information about Incentive Stock Option Plan and non-plan stock options outstanding at December 31, 1998:

                           Total options outstanding                 Total options exercisable
             ----------------------------------------------------    -------------------------
                                    Weighted
                                    average          Weighted                        Weighted
   Range of         Number         remaining         average          Number          average
exercise prices   outstanding   contractual life  exercise price    exercisable    exercise price
-----------------------------------------------------------------   -----------------------------
$ .003  -  1.99       214,750      8.72 years          $ 1.25          190,125         $ 1.25
  2.00  -  4.99     2,830,525      9.25 years            2.01          490,775           2.00
  5.00  - 11.50        10,000      7.38 years           11.50            5,000          11.50
                  -----------                                        ----------
                    3,055,275                                           685,900
                  ===========                                        ==========

Options vest over varying time periods ranging from zero to four years. During 1998 and 1996 respectively, 527,500 and 1,217,250 outstanding options were repriced at the then current market value. Such options are included in both the granted and canceled options reported in the above schedule.

The Company's Employee Stock Purchase Plan allows eligible employees to authorize the Company to withhold from 1% to 10% of gross earnings to purchase shares of the Company's Common Stock. Shares are purchased by participants at the lower of 85% of fair market value at either the beginning or purchase date of each 24 month

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


offering period. Purchase dates are every six months. As of December 31, 1998, 300,000 shares were authorized for purchase pursuant to the plan and 223,436 shares had been issued.

The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation", during 1996 and elected to continue to apply the intrinsic value method provided under Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock based compensation plans described above. If compensation costs for the Company's stock-based compensation plans had been determined under the fair value method the Company's net loss available to common shareholders per share would have been increased to the pro forma amounts indicated below:

                                                1998            1997            1996
                                           --------------  --------------  --------------
Net loss                      As Reported   $(16,774,644)   $(22,457,678)   $(24,252,735)
                                Pro forma    (19,523,711)    (25,466,761)    (29,004,105)

Basic and diluted loss per
    Common share              As Reported   $      (1.03)   $      (1.64)   $      (1.80)
                                Pro forma          (1.19)          (1.86)          (2.16)

The fair value of each option grant and employee purchase rights are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 67 to 211 percent; risk free interest rates of 5.2 to 6.5 percent; and variable expected lives of zero, two and one-half and five years, depending on the characteristics of the individual grants. The pro forma amounts are based upon assumptions that the Company's management believes are reasonable; however, the Company has a relatively short history on which to base these estimates.
The assumptions used in option pricing models significantly affect the estimated value of stock benefits and, accordingly, the pro forma amounts do not purport to represent the Company's results of operations for any future period.

Warrants

In connection with a $2,000,000 bridge loan agreement entered into in 1994 between the Company and certain existing stockholders prior to the initial public offering, the Company issued warrants to purchase 350,000 shares of Common Stock at $7.50 per share. The warrants expire October 11, 1999. At December 31, 1998, 278,195 of these warrants were outstanding.

In connection with the acquisition of PyroTechnix, the Company assumed the liability for outstanding warrants of PyroTechnix. There were warrants for 5,000 shares of PyroTechnix common stock and as of December 31, 1997, 19,268 shares of the Company's Common Stock had been issued to cover the exercise of all of these warrants.

In May 1998, in connection with the private placements (See Note 3), the Company issued warrants to purchase 675,000 and 1,375,000 shares of Common Stock at an exercise price of $0.01 per share. The Company allocated approximately $1,200,000 and $2,500,000, respectively, of the total proceeds of $10,000,000 to these warrants. All of the warrants were exercised in June 1998. In connection with the exchange of the Notes issued in the above mentioned private placement the Company issued additional warrants to purchase 1,125,000 shares of Common Stock at an exercise price of $0.01 per share. During 1998, 750,000 shares of Common Stock were issued upon the exercise of the warrants and warrants for 375,000 shares remained outstanding at December 31, 1998. Subsequent to year end all of these warrants were exercised.

In December 1998, as part of the stock subscription agreement between the Company and Fletcher, the Company issued rights to purchase an additional 100,000 and 650,000 shares of Common Stock for $.01 and $4.50, respectively (See
Note 3).  As of December 31, 1998, all of these rights remain outstanding.

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


8.   Leases

The Company leases office facilities in California and Texas and certain office equipment under operating leases that expire at various dates through 2002. Rental expense for operating leases amounted to $461,638, $911,385 and $904,948 for 1998, 1997 and 1996, respectively.

Minimum payments under leases expiring subsequent to December 31, 1998 are as follows:

                                      Capital      Operating
        Year                          Leases         Leases
        ----                       -------------  ------------
        1999                           $161,218     $  449,888
        2000                             47,412        320,459
        2001                              3,328        330,905
        2002                                 --        205,760
                                       ---------    ----------
                  Total                $211,958     $1,307,012
                                                    ==========
        Less amount representing
         interest                       (17,549)
                                       --------
         Present value
         of minimum lease payments      194,409
                                       ========

9.   Major Customers and Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off balance sheet and credit risk concentration. The Company has no significant off-balance-sheet concentration of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company places its temporary cash in financial institutions. For the years ended December 31, 1998 and 1997, two and five customers represented approximately 47% and 50% of the Company's total net revenues, respectively. Sales to customers located outside the United States represent approximately 25% and 20% of the Company's total sales for the years ended December 31, 1998 and 1997, respectively.

10.  Employee Benefit Plan

The Company sponsors a 401(k) plan for its employees whereby employees that qualify for participation under the plan can contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matched participant contributions 50% up to a maximum of 6% of a participant's salary. For the years ended December 31, 1998, 1997 and 1996, the Company made contributions to the plan of approximately $48,000, $220,000 and $280,000, respectively.

11.  Commitments and Contingencies

The Company is involved in other claims and lawsuits that are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

12.  Subsequent Events

a.  Street Technologies, Inc. Acquisition

In February 1999, the Company acquired Street Technologies, Inc., a company that uses streaming technology to market and sale its extensive catalog of online training course products. Effective as of the date of the merger,

                                7TH LEVEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


Street Technologies, Inc. changed its name to 7thStreet.com, Inc. To consummate the transaction, the Company issued 4,948,182 shares of Common Stock and 21,644 shares of Series D 8% Preferred Stock (the "Series D Stock") with an aggregate liquidation preference of $21,643,970. Upon the receipt of Common Stockholders approval to convert, the Series D Stock will convert into Common Stock at $3.00 per share. The Series D 8% Preferred Stockholders are entitled to participate with the Common Stockholders in dividends and distributions and to vote on most matters on an "as converted" basis with the Common stockholders and as a separate class, except for the vote on whether to convert the Series D Stock. The total value of the transaction is approximately $36 million and will be accounted for using the purchase method of accounting.

b.  Conversion of 7% Convertible Notes Payable

The 7% Convertible Notes Payable were due and payable on February 11, 1999 (See
Note 6). To induce the holders to convert the note into Common Stock the Company on February 10, 1999, offered the holders the right to convert at a price equal to 85% of the then current market rate of the stock. During February 1999, the Company issued 186,982 shares of Common Stock in exchange for $458,108 of current notes payable. Accordingly, the Company recognized interest expense in the amount of $114,618. As of March 17, 1999 the remaining balance of $27,027 has not been paid to the one remaining holder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As of January 15, 1999, we replaced our principal accountant KPMG LLP with Arthur Andersen LLP. Our decision to change accountants was recommended by our Board of Directors.

KPMG LLP's report on our consolidated financial statements as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997 contained a separate paragraph stating that "the Company has suffered recurring losses since inception and does not currently have sufficient resources to meet its anticipated operating requirements during 1998, which conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties."

On April 20, 1998, we received commitments for an aggregate $10 million financing which was comprised of $4.5 million principal amount of senior secured promissory notes and $5.5 million liquidation preference of non-convertible preferred stock. The terms of the financing provided that upon stockholder approval the non-convertible preferred stock would be automatically exchanged into convertible preferred stock and the holders of the senior secured promissory notes would have the option of exchanging their notes into convertible preferred stock. On July 13, 1998, an aggregate of $10 million liquidation preference of our Series B Convertible Preferred Stock was issued to the holders of the senior secured promissory notes and non-convertible preferred stock. Between April 20, 1998 and July 13, 1998, the market price of our common stock increased such that the conversion price of the Series B Convertible Preferred Stock was greater than the market price of our common stock on April 20, 1998 but less than the market price of our common stock on July 13, 1998. Due to the beneficial conversion feature of the Series B Convertible Preferred Stock, we were required to increase the loss attributable to common stockholders for the quarter ended September 30, 1998. The one-time occurrence was accounted for similar to a non-cash dividend and had no effect on our net loss or aggregate stockholders' equity.

KPMG LLP informed us about the accounting treatment of the beneficial conversion feature. Management then requested KPMG LLP to look into alternative accounting treatments. Management believes that its inquiries and discussions regarding this matter did not constitute a disagreement. However, KPMG LLP has informed us that in view of all the circumstances surrounding the discussions about this issue this matter constitutes a disagreement as contemplated by Item 4 of Form 8-K and Item 304(a)(1) of Regulation S-K. Upon KPMG LLP informing us that in KPMG's opinion there was no alternative accounting treatment, we followed the advice of KPMG LLP and accounted for the Series B Convertible Preferred Stock as described above to the satisfaction of KPMG LLP.

We have authorized KPMG LLP to respond fully to the inquiries of Arthur Andersen LLP concerning the subject matter of the beneficial conversion feature.

The following is the response submitted to the SEC by KPMG LLP:

"We were previously principal accountants for 7th Level, Inc. and under the date of January 30, 1998, we reported on the consolidated financial statements of 7th Level, Inc. and subsidiaries as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997. On January 15, 1999, our appointment as principal accountants was terminated. We have read 7th Level, Inc.'s statements included under Item 4 of its Form 8-K dated January 15, 1999, and agree with such statements, except that we are not in a position to agree or disagree with 7th Level, Inc.'s statement that the change in principal accountants was recommended by the Company's Board of Directors."

After the change in accountants took place it came to the Company's attention that at the November 18, 1998 meeting of the Emerging Issues Task Force, the staff of the Securities Exchange Commission ("SEC") issued a statement regarding how issuers should account for convertible securities. The minutes dealt with, among other things, the observation, by the Task Force, that in certain circumstances, the intrinsic value of the beneficial conversion feature may be greater than the proceeds received from the sale of the convertible instrument. In those situations, the Task Force reached a tentative conclusion that the amount of the discount assigned to the beneficial conversion feature should be limited to the amount of proceeds received.

As a result of the foregoing, the Company has restated the financial statements contained in the Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 1998. The Company has reduced the beneficial conversion feature originally recorded in the amount of approximately $15,000,000 to approximately $5,500,000. The impact of such restatement on the Company's Condensed Consolidated Statement of Operations and Balance Sheet is as follows:


                                                          Three Months Ended             Nine Months Ended
                                                          September 30, 1998             September 30, 1998
                                                                         As Originally                 As Originally
                                                                         -------------                 -------------
                                                           As Restated     Reported       As Restated     Reported
                                                           -----------   -------------   ------------  -------------
Net Loss available to common stockholders                  ($7,922,802)  ($17,414,526)  ($15,474,901)   ($24,966,625)
Loss per Common Share                                           ($ .45)        ($1.00)        ($1.00)         ($1.62)

                                                                            September 30, 1998
                                                          As Restated                                  As Originally
                                                          ------------                                 -------------
                                                                                                         Reported
                                                                                                       -------------

Additional Capital                                       $  83,990,864                                   $93,482,588
Accumulated Deficit                                       ($83,635,328)                                 ($93,127,052)

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 1999 pursuant to Regulation 14A of the Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 1999 pursuant to Regulation 14A of the Exchange Act of 1934.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 1999 pursuant to Regulation 14A of the Exchange Act of 1934.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 1999 pursuant to Regulation 14A of the Exchange Act of 1934.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

              (a)(1)--  The financial statements filed as part of this Report at Item 8 are listed in the Index to Financial
                        Statements and Financial Statement Schedule on page 22 of this Report.

              (a)(2)--  The financial statement schedule filed as part of this Report at Item 8 is listed in the Index to Financial
                        Statements and Financial Statement Schedule on page 22 of this Report.

              (a)(3)--  The following documents are filed or incorporated by reference as exhibits to this Report:

*****************2.1--  Agreement and Plan of Merger dated as of February 16, 1999, by and among 7th Level, Inc., 7th Level Merger
                        Corporation, Steet Technologies, Inc. and the stock holders of Street Technologies, Inc. named herein.

              **3(i)--  Restated Certificate of Incorporation of 7th Level, Inc. (the "Company").

              *3(ii)--  Bylaws of the Company as adopted by the Board of Directors of the Company as of May 14, 1993; as amended by
                        Amendment No. 1 thereto dated February 11, 1994.

               **4.1--  Form of Bridge Loan Warrant.

     ************4.2--  Form of Warrant

     ************4.3--  Certificate of Designation of Series A Preferred Stock

     ************4.4--  Certificate of Designation of Series C Preferred Stock

                 4.5--  Certificate of Designation of Series D Preferred Stock

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

   ************10.36--  Securities Purchase Agreement dated as of May 6, 1998, by and among the Company, Alpine Associates, a New
                        Jersey Limited Partnership ("Alpine") and East West Capital Associates, Inc. ("Capital")

   ************10.37--  Security Agreement dated as of May 6, 1998, by and among the Company, Capital, Alpine and Alpine, as collateral agent for itself and Capital.

   ************10.38--  Senior Secured Promissory Note in the aggregate principal amount of $3,000,000 issued to Alpine.

   ************10.39--  Senior Secured Promissory Note in the aggregate principal amount of $1,500,000 issued to Capital.

   ************10.40--  Securities Purchase Agreement dated as of May 6, 1998, between the Company and the Purchasers parties thereto.

   ************10.41--  Registration Rights Agreement dated May 6, 1998 by and among the Company and the Purchasers parties thereto

   ************10.42--  Specimen of Preferred Stock certificate.

  *************10.43--  Employment Agreement dated as of April 20, 1998 by and between the Company and Richard S. Merrick.

 **************10.44--  Subscription Agreement dated as of December 14, 1998, by and between 7/th/ Level, Inc. and Fletcher
                        International Limited.

               10.45--  Employment Agreement dated as of February 16, 1999 by and between the Company and Stephen Gott.

                23.1--  Consent of KPMG LLP.

                23.2--  Consent of Arthur Andersen LLP

                  27--  Financial Data Schedule

     ***********99.1--  Press release concerning the merger of 7/th/ Level, Inc. with Pulse Entertainment, Inc.

 ***************99.2--  Press release of 7/th/ Level, Inc. dated April 22, 1998 concerning cancellation of proposed merger with
                        Pulse Entertainment, Inc. and commitments and terms for $4.5 million bridge loan and $10 million private placement.

****************99.3--  Unaudited Pro Forma Condensed Balance Sheet of 7/th/ Level, Inc. as of May 31, 1998.

                 (b)--  Registrant filed a Current Report on Form 8-K , dated December 14, 1998, in respect to the Subscription
                        Agreement with Fletcher International Limited under which Fletcher invested $5 million of equity into
                        Registrant and has agreed to an equity line of credit for an additional $5 million.

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

       ********** Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

      *********** Filed as an Exhibit to the Company's Report on Form 8-K (File No. 000-24936) filed with the Commission on December
                  9, 1997 and incorporated by reference herein.

     ************ Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

    ************* Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

   ************** Filed as an Exhibit to the Company's Report on Form 8-K (File No. 000-24936) filed with the Commission on April
                  23, 1998 and incorporated by reference herein

  *************** Filed as an Exhibit to the Company's Report on Form 8-K (File No. 000-24936) filed with the Commission on July 9,
                  1998 and incorporated by reference herein.

 **************** Filed as an Exhibit to the Company's Report on Form 8-K (File No. 000-24936) filed with the Commission on December
                  14, 1998 and incorporated by reference herein.

***************** Filed as and Exhibit to the Company's Current Report on Form 8-K (File No. 000-24936) filed with the Commission on
                  February 25, 1999 and incorporated by reference herein.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains and State of New York, on March 30, 1999.

                              7TH LEVEL, INC.



                              By:  /s/ MARC E. LANDY
                                 ---------------------------------------
                                 Marc E. Landy
                                 Chief Financial Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


               Signature                                       Title
    /s/ MERV ADELSON
------------------------------------            Director                                March 30, 1999
        (Merv Adelson)

    /s/ JAMES A. CANNAVINO
------------------------------------            Director                                March 29, 1999
        (James A. Cannavino)

    /s/ ROBERT ALAN EZRIN
------------------------------------            Vice Chairman of the Board and          March 27, 1999
        (Robert Alan Ezrin)                     Director

    /s/ STEPHEN P. GOTT
------------------------------------            President, Chief Executive Office and   March 30, 1999
        (Stephen P. Gott)                       Director (Principal Executive Officer)

    /s/ MARC E. LANDY
------------------------------------            Chief Financial Officer and Vice        March 30, 1999
        (Marc E. Landy)                         President (Principal Financial Officer)

    /s/ RICHARD S. MERRICK
------------------------------------            Director                                March 30, 1999
        (Richard S. Merrick)

    /s/ DONALD SCHUPAK
------------------------------------            Chairman of the Board and Director      March 30, 1999
        (Donald Schupak)


                                7TH LEVEL, INC.
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                     Balance at                                             Balance at
                                      Beginning                                               End of
           Description                of Period         Additions         Deductions          Period
----------------------------------  -------------  --------------------  -------------  -------------------
Allowance for sales returns,
doubtful accounts and price
concessions
Year ended December 31, 1998:        $1,126,524         $    4,007        $1,129,568           $      963
Year ended December 31, 1997:         1,565,291          3,062,581         3,501,348            1,126,524
Year ended December 31, 1996:         1,209,866          5,194,196         4,830,716            1,565,291

Reserve for Inventory Obsolescence
Year ended December 31, 1998:        $  718,082         $        0        $  718,082           $        0
Year ended December 31, 1997:           302,951            415,131               -0-              718,082
Year ended December 31, 1996:           102,000            295,821            94,870              302,951

                              INDEX TO EXHIBITS



Exhibit
Number                                          Document Description
---------               -------------------------------------------------------------------------------------
              **3(i)--  Restated Certificate of Incorporation of 7th Level, Inc. (the "Company").

              *3(ii)--  Bylaws of the Company as adopted by the Board of Directors of the Company as of May 14, 1993; as amended by
                        Amendment No. 1 thereto dated February 11, 1994.

*****************2.1--  Agreement and Plan of Merger, dated as of February 16, 1999, by and among 7th Level, Inc., 7th Level Merger
                        Corporation, Steet Technologies, Inc. and the stock holders of Street Technologies, Inc. named therein.

               **4.1--  Form of Bridge Loan Warrant.

     ************4.2--  Form of Warrant

     ************4.3--  Certificate of Designation of Series A Preferred Stock

     ************4.4--  Certificate of Designation of Series C Preferred Stock

                 4.5--  Certificate of Designation of Series D Preferred Stock

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

               *10.8--  Employment Agreement entered into as of April 28, 1993 by and among the Company and George D. Grayson.

               *10.9--  Letter Agreement dated as of January 20, 1994 from the Company to David R. Henkel.


Exhibit
Number                                          Document Description
---------               -------------------------------------------------------------------------------------

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

           ****10.26--  Amended and Restated 1994 Non-Employee Directors' Stock Option Plan of the Company.

            ***10.27--  Form of 7% Convertible Note Due February 11, 1999.

            ***10.28--  Loan Modification Agreement effective the 21st day of July, 1994 between the Company and George D. Grayson.


Exhibit
Number                                          Document Description
---------               -------------------------------------------------------------------------------------

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

  ************10.36--   Securities Purchase Agreement dated as of May 6, 1998, by and among the Company, Alpine Associates, a New
                        Jersey Limited Partnership ("Alpine") and East West Capital Associates, Inc. ("Capital")

  ************10.37--   Security Agreement dated as of May 6, 1998, by and among the Company, Capital, Alpine and Alpine, as collateral agent for itself and Capital.

  ************10.38--   Senior Secured Promissory Note in the aggregate principal amount of $3,000,000 issued to Alpine.

  ************10.39--   Senior Secured Promissory Note in the aggregate principal amount of $1,500,000 issued to Capital.

  ************10.40--   Securities Purchase Agreement dated as of May 6, 1998, between the Company and the Purchasers parties thereto.

  ************10.41--   Registration Rights Agreement dated May 6, 1998 by and among the Company and the Purchasers parties thereto

  ************10.42--   Specimen of Preferred Stock certificate.

 *************10.43--   Employment Agreement dated as of April 20, 1998 by and between the Company and Richard S. Merrick.

**************10.44--   Subscription Agreement dated as of December 14, 1998, by and between 7/th/ Level, Inc. and Fletcher
                        International Limited.


Exhibit
Number                                          Document Description
---------               -------------------------------------------------------------------------------------

              10.45--   Employment Agreement dated as of February 16, 1999 by and between the Company and Stephen Gott.

               23.1--   Consent of KPMG LLP

               23.2--   Consent of Arthur Andersen LLP

                 27--   Financial Data Schedule

    ***********99.1--   Press release concerning the merger of 7/th/ Level, Inc. with Pulse Entertainment, Inc.

***************99.2--   Press release of 7/th/ Level, Inc. dated April 22, 1998 concerning cancelation of proposed merger with Pulse
                        Entertainment, Inc. and commitments and terms for $4.5 million bridge loan and $10 million private placement.

****************99.3--  Unaudited Pro Forma Condensed Balance Sheet of 7/th/ Level, Inc. as of May 31, 1998.

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

        ******** Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

       *********   Filed as an Exhibit to Amendment No. 1 to the Company's
                   Registration Statement on Form

                   S-1 (File No. 33-96522) filed with the Commission on September 12, 1995 and Incorporated by reference herein.

      **********   Filed as an Exhibit to the Company's Quarterly Report on Form
                   10-Q for the quarter ended September 30, 1996.

     ***********   Filed as an Exhibit to the Company's Report on Form 8-K (File
                   No. 000-24936) filed with the Commission on December 9, 1997 and incorporated by reference herein.

    ************   Filed as an Exhibit to the Company's Quarterly Report on Form
                   10-Q for the quarter ended March 31, 1998.

   *************   Filed as an Exhibit to the Company's Quarterly Report on Form
                   10-Q for the quarter ended June 30, 1998

  **************   Filed as an Exhibit to the Company's Report on Form 8-K (File
                   No. 000-24936) filed with the Commission on April 23, 1998 and incorporated by reference herein

 ***************   Filed as an Exhibit to the Company's Report on Form 8-K (File
                   No. 000-24936) filed with the Commission on July 9, 1998 and incorporated by reference herein.

****************   Filed as an Exhibit to the Company's Report on Form 8-K (File
                   No. 000-24936) filed with the Commission on December 14, 1998 and incorporated by reference herein.

*****************  Filed as an Exhibit to the Company's Current Report on Form
                   8-K (File No. 000-24936) filed with the Commission on February 25, 1999 and incorporated by reference herein.