Form 10-K/A
period 1998-12-31
7TH LEVEL INC
filed 1999-05-03
CIK 920038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)

/ X /           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR



/   /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________ TO ________

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
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X      No
                                             ---        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The approximate aggregate market value of the common stock held by non-affiliates of the registrant as of March 15, 1999 was approximately $180,635,373 or $6.875 per share. As of March 15, 1999, there were 30,639,435 outstanding shares of the registrant's common stock.

                                Table of Contents


                                                                     Page
                                                                     ----
                                      PART I

Item 1.        Business                                                3
Item 2.        Properties                                             14
Item 3.        Legal Proceedings                                      14
Item 4.        Submission of Matters to a Vote of Security Holders    14

                                     PART II
Item 5.        Market for Registrant's Common Equity and Related
                   Stockholder Matters                                15
Item 6.        Selected Financial Data                                16
Item 7.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                17
Item 8.        Financial Statements and Supplementary Data            23
Item 9.        Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                42

                                     PART III
Item 10.       Directors and Executive Officers of the Registrant     45
Item 11.       Executive Compensation                                 47
Item 12.       Security Ownership of Certain Beneficial Owners and
                   Management                                         53
Item 13.       Certain Relationships and Related Transactions         56

                                     PART IV
Item 14.       Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K                                58


                                     PART I

ITEM 1.  BUSINESS

                                     General


7th Level, Inc. was founded in 1993 with the goal of becoming a leading developer and publisher of interactive entertainment and educational products as well as a creator of state of the art tools and technologies. In 1998, our research and development activities were focused primarily on developing and enhancing our Agent7(TM) technology. Agent7 is a technology that evolved from our existing technology assets and enables animated characters to automatically speak and gesture based on speaker-independent voice recognition and text-to-speech synthesis. Agent7 characters can deliver virtually any kind of information and provide interactivity to assist and instruct the average Internet user.

We recognized that a large market for this technology would likely develop for learning, education and enhanced communications. To establish a business plan that could serve both as a revenue source and a showcase of our technology, we searched for a viable and complementary partner with the appropriate technology and content assets, distribution channel and management expertise.


                      Street Technologies, Inc. Acquisition


In February 1999, we acquired all of the outstanding stock of Street Technologies, Inc., a privately held company, and began doing business as 7thStreet.com, Inc. We began marketing and developing training solutions delivered over intranets and the Internet.

Street was founded in 1995 with the mission of providing engaging, interactive, training and learning content delivered over computer networks including the Internet. To accomplish this mission, Street acquired StreamMaker(TM), a streaming technology, and hired its inventors. Streaming technology enables the transmission and playback of continuous "streams" of multimedia content, such as audio, video, graphics and animation without download. Street became an aggregator of multimedia tutorials and training courses on a variety of subjects. Street marketed and distributed these multimedia tutorials over the Internet and corporate intranets through Street's internally developed electronic commerce and administration systems.

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


                    Business Strategy and Strategic Direction

Our goal is to become the world's leading provider of Internet and network delivered learning, education and enhanced communications. Our mission is to provide our customers, including consumers, corporations, government agencies and educational organizations, with a complete solution for learning, education and enhanced communications. To accomplish our goal, we have initiated the following:

o Content Acquisition - We license or purchase effective and engaging content by building and maintaining relationships with a variety of high quality publishers and content providers covering a wide range of subjects.

o Content Integration - We integrate our technologies with the content to provide our customers and users with enhanced content. We refer to this enhanced content as "7thStreet Enabled(TM)".

o Marketing and Distribution - Our marketing efforts consist of direct sales through our own sales force, indirect sales through our authorized resellers and e-commerce sales on the Internet. We distribute 7thStreet Enabled content over computer networks and the Internet to provide easy access to our customers.

o Research and Development - We are integrating Agent7 with StreamMaker to enhance the sophistication of our products and services. When integrated with our tutorials, Agent7 characters can synchronously speak the voiceover dialog and gesture to specific items on the screen. We believe this will result in increased user comprehension and retention of information. We are constantly adding new features and functions to our technologies.


                                   Name Change

Our Board of Directors has approved the change of the name of our Company from 7th Level, Inc. to 7thStreet.com, Inc. Our name change will be effective if approved by our stockholders.


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

We have created or licensed over 200 tutorial titles. The subject matter of the tutorials includes the following:

o    Desktop applications including Windows 98 and Microsoft Office 97;
o    Courses to prepare for Microsoft Certification;
o    Programming courses including Visual Basic and HTML; and
o    Business skills including time management and interviewing skills.

                              Products and Services

CONSUMER - TUTORIALS.COM

We market interactive multimedia tutorials to consumers on the Internet through our TUTORIALS.COM web site. Users of TUTORIALS.COM can choose from a variety of titles covering a wide range of subjects including desktop application software, computer programming and English as a second language. This online library is targeted to both the mass consumer audience who frequently use the Internet as well as the large and growing segment of work at home professionals and students who demand instantaneous results. Our goal is to be universal so that TUTORIALS.COM is linked to numerous web sites and web searches for "tutorials" will always link to TUTORIALS.COM. We own the domain name "TUTORIALS.COM" and are penetrating this market through the following channels:

o Vertical Portal - We have and are continuing to enter into revenue sharing arrangements with widely recognized, branded web sites or portals. TUTORIALS.COM is an educational content provider benefiting from that site's local traffic. To date, an anchor tenant contract with AOL represents our most widely recognized relationship.

o PC Manufacturers - We have and are continuing to enter into revenue sharing arrangements with PC manufacturers. Under these arrangements, an icon on the desktop links directly to TUTORIALS.COM. We have entered into a contract with Gateway 2000, Inc. which is our first step toward this objective.

o Affiliates Program - We have and are continuing to extend our market presence through our Affiliates Program, which enables associated web sites to make our products available to their audiences. We have entered into an agreement with GeoCities, in which we are among the first 16 merchants to be exposed to its 3.5 million web site owners. Within the first two weeks over 8,000 web sites applied to join our Affiliates Program. We have also entered into an agreement with Linkshare, which specializes in building affiliate programs and provides us with access to over 65,000 web sites.

o Destination Site - We are marketing TUTORIALS.COM as a destination web site through a comprehensive marketing strategy designed to strengthen the TUTORIALS.COM brand name, increase customer traffic to the TUTORIALS.COM web site, build customer loyalty, encourage repeat purchases and develop incremental revenue opportunities.

CORPORATIONS AND OTHER ORGANIZATIONS - LEARNING UNIVERSITY, STREAMMAKER AND
AGENT7

Our solutions for corporations and other organizations consist primarily of the following products and services:

o    Learning University(TM)
o    StreamMaker(TM), custom tutorial creation and conversion
o    Agent7(TM) and custom character creation

LEARNING UNIVERSITY. - Learning University(TM) 2.8, the current version of LU, is an interactive education and learning web site that we maintain for our customers. LU includes tutorials, administration, reporting and e-commerce capabilities. LU provides a cost effective, value added service that we believe is superior to that which an organization can deliver on its own. Our customers can offer training to their employees, across a computer network, corporate intranet or the Internet. LU allows each customer and its employees to tailor training to their individual needs. LU enables users to practice and test skills as they learn, utilizing simulation technologies that allow users to practice many of the concepts introduced. After the completion of each course, users can print a completion certificate indicating that they have successfully met all of the requirements of the course. Users of LU can choose from a variety of titles covering a wide range of subjects, including desktop application software, computer programming and business skills.

STREAMMAKER - StreamMaker(TM) 4.3, the current version of our authoring tool, utilizes patent pending technology to produce fully synchronized, interactive, CD-ROM quality multimedia streams that can be delivered through computer network connections, including a 28.8 modem connection, without download. The benefits of StreamMaker include:

o    A proprietary method for graphics compression
o A patent pending technology which ensures that the elements of a multimedia production, including, audio, graphics, animation, video and text, are synchronized
o    The ability to develop interactive streams
o    A design which facilitates integration with other technologies

To date, we have licensed StreamMaker to several companies including IBM and Intuit.

CUSTOM TUTORIAL CREATION AND CONVERSION - We use StreamMaker to stream or create "7thStreet-Enabled" tutorials for our customers' web based applications or proprietary software. We are currently marketing these services to companies that have active web sites. Our services are intended to help our customers educate their customers on the use of, navigation of, content of, and products on their web sites. We also use StreamMaker to convert existing content so that it can be streamed. In certain cases we may recommend authorized consultants to our customers to create original or convert existing content for them.

AGENT7 AND CUSTOM CHARACTER CREATION - Agent7(TM) version 1.2 is our intelligent agent authoring tool that streams data to enable animated characters to automatically speak and gesture based on speaker-independent voice recognition and text-to-speech synthesis. The benefits of Agent7 include:

o The ability to reuse animation gestures with different dialogs. This saves production costs and allows the modification of gestures and dialogs in only minutes instead of days or weeks.

o The quality and impact of the animation experience exceeds the typical quality experienced at normal Internet modem speeds by streaming animation data, then assembling it on the PC.

o    No special programming skills are necessary.

o Users can program interactivity to link the characters to web pages and applications.

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

Our plan is to license Agent7 on a monthly service fee basis to customers for the following applications:

o As navigational web guides, Agent7 characters can provide information about what's new, where to find topical information and automatically take a user to an area of interest.

o In a help desk application, Agent7 characters can respond to questions with spoken answers and built-in links to relevant web pages.

o Agent7 characters can be used as "intelligent" icons that are placed on the PC desktop to deliver learning tips and offer direct links to tutorials.

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

                                   Competition

INTERNET AND WEB BASED TRAINING

The Internet and web based training market is new, rapidly evolving and intensely competitive. Our current and potential competitors include:

o    Other web based training companies including ZD, Inc.
o Traditional computer based training companies including CBT Systems and NETg
o    Instructor led training companies
o    CD-ROM companies and video companies
o    Publishers of instructional books
o    Companies that provide help desk services

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


AGENT TECHNOLOGY

The digital animation and "intelligent agent" products and services industry is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. We are aware of numerous competitors that provide products and services similar to those offered by us including the following:

o Animated character software vendors, including Microsoft, Macromedia, Extempo, ToggleThis, 3D Planet, Atomic 3D, Pulse and Parable
o Recommendation and agent software vendors, including Net Perceptions, Autonomy and Aptex
o Q&A natural language response systems vendors, including Teknimedia, Big Science, Inference and c-serv

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

The successful combination of 7th Level and 7thStreet.com, including the successful integration of Agent7 and StreamMaker, will require substantial effort.

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


Our quarterly operating results will fluctuate for many reasons, including:

o Our ability to retain existing customers, attract new customers and satisfy our customers' demand
o    Our ability to acquire content and manage our content relationships
o Changes in gross margins of our current and future products, services and markets
o Introduction of our new web sites, services and products or those of our competitors
o Changes in usage of the Internet and online services and consumer acceptance of the Internet and electronic commerce
o    Timing of upgrades and developments in our systems and infrastructure
o    The level of traffic on our web sites
o The effects of acquisitions and other business combinations, and related integration
o    Technical difficulties, system downtime or Internet brownouts

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

The markets for our products and services are characterized by rapid technological change, frequent new product introductions and evolving industry standards. We believe that our future success depends upon our ability to develop and market products and services that incorporate and apply new technologies, and our ability to enhance and expand our existing product lines and services. We will need to spend significant amounts of capital to develop, market and enhance our products and services to meet and take advantage of technological changes. We may not be:

o    Able to develop or market new products or services successfully
o    Successful in commercially developing new products and services
o Able to respond effectively to technological changes, new industry standards, or new products or services offered by our competitors
o    Able to raise sufficient capital when required to implement our strategies

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

ITEM 2.  PROPERTIES

The Company leases the following facilities:

                                                                          Expiration    Renewal
         Location                      Use                     Sq. Feet      Date        Option     Notes
         --------                      ---                     --------      ----        ------     -----

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


                         QUARTER ENDED                 HIGH              LOW
                         -------------                 ----              ---
               March 31, 1997                       $  5.00           $  2.88
               June 30, 1997                           4.00              1.50
               September 30, 1997                      3.94              1.63
               December 31, 1997                       3.44              1.38
               March 31, 1998                          2.13              1.25
               June 30, 1998                          12.63              1.38
               September 30, 1998                      5.45              1.75
               December 31, 1998                       5.00              1.94


The Company has not paid cash dividends on its common stock and presently intends to continue a policy of retaining any earnings for reinvestment in its business.

On December 15, 1998, we sold the following securities to Fletcher International Limited for $5 million:

     o    1,666,667 shares of our common stock
     o An option to purchase 650,000 shares of our common stock for $4.50 per share exercisable until December 15, 2003
     o An option to purchase 100,000 shares of our common stock for $.01 per share exercisable until December 15, 2003

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


                                                                  YEAR ENDED DECEMBER 31,
                                   -----------------------------------------------------------------------------------
                                            1994                  1995           1996           1997           1998
                                    ACTUAL        COMBINED(1)    ACTUAL         ACTUAL         ACTUAL         ACTUAL
                                    ------        -----------    ------         ------         ------         ------
                                                 (in thousands, except per share amounts)

STATEMENT OF OPERATIONS
Data:
Net revenues (2) ............      $  4,103       $  4,708       $ 12,161       $ 20,549       $ 10,499       $  1,571
Loss from
  operations ................        (6,260)        (6,064)       (15,581)       (25,508)       (23,790)        (8,282)
Net loss ....................        (6,453)        (6,301)       (14,603)       (24,253)       (22,458)       (10,958)
Dividends on Preferred Stock           --             --             --             --             --              338
Beneficial conversion
  feature in association with
  Preferred Stock ...........          --             --             --             --             --            5,479
Net loss available to Common
   Shareholders .............        (6,453)        (6,301)       (14,603)       (24,253)       (22,458)       (16,775)
Basic and diluted loss per
   Common Share .............         (0.85)                        (1.33)         (1.80)         (1.64)         (1.03)
Basic and diluted weighted
   average shares outstanding         7,888           --           10,961         13,442         13,697         16,355




                                                    AS OF DECEMBER 31,
                               ------------------------------------------------------------
                                 1994         1995         1996          1997          1998
                                 ----         ----         ----          ----          ----
                                                        (in thousands)
BALANCE SHEET DATA:
Total assets ............      $26,403      $54,562      $38,933      $ 9,855      $13,016
Long-term debt (including
  Current portion) ......        5,738          859        6,790          946          194

Stockholders' equity ....       19,184       48,265       24,652        2,459        9,783


----------

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

OVERVIEW


7th Level, Inc. was founded in 1993 with the goal of becoming a leading developer and publisher of interactive entertainment and educational products as well as a creator of state of the art tools and technologies. In 1998, our research and development activities were focused primarily on developing and enhancing our Agent7(TM) technology. We recognized that appropriate applications of this technology were in the delivery of learning, education and enhanced communications. To strengthen our position in the marketplace, we searched for a viable and complementary partner with the appropriate technology assets, distribution channel and management expertise.

In February 1999, we acquired all of the outstanding stock of Street Technologies, Inc, a privately held company, and changed the name of Street to 7thStreet.com, Inc. 7thStreet markets and develops technology based training solutions delivered over intranets and the Internet. Our Board of Directors has approved the change of the name of our company from 7th Level, Inc. to 7thStreet.com, Inc. and the renaming of the new subsidiary. Our name change will be effective if approved by our stockholders.


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


LIQUIDITY AND CAPITAL RESOURCES


We have incurred significant losses since inception including operating losses of approximately $8.3 million, $23.8 million and $25.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Independent Auditors' Report related to our December 31, 1997 consolidated financial statements contained an explanitory paragraph that reflected their concern about our ability to meet our anticipated operating requirements during 1998 without obtaining additional financing. During 1998, we obtained additional financing as more fully described below. The Report of Independent Public Accountants related to our December 31, 1998 consolidated financial statements was issued without qualification.

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

In December 1998, we sold, pursuant to a subscription agreement, 1,666,667 shares of common stock for $5,000,000, or $3.00 per share, and rights to purchase an additional 100,000 and 650,000 shares of common stock for $.01 and $4.50, respectively, to Fletcher International Limited. At our sole option, as long as the market price of our common stock is greater than $3.00 per share and we have an effective registration shatement for the resale of Fletecher's shares, Fletcher is obligated to purchase up to an additional $5,000,000 of common stock at market prices. In addition, Fletcher may receive additional shares of common stock if our common stock does not meet certain price targets or if we do not register the resale of Fletcher's shares by certain dates.


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



New York, New York
March 17, 1999

                                                     Arthur Andersen LLP

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
7th Level, Inc.:


We have audited the accompanying consolidated balance sheet of 7th Level, Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the years ended December 31, 1997 and 1996 as listed in the accompanying index for such years. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.


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




                                                     KPMG LLP


Dallas, Texas
January 30, 1998

                                 7TH LEVEL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997


                                                                                1998            1997
                                                                            ------------    ------------
                                     ASSETS

Cash and cash equivalents                                                   $ 11,215,702    $  2,465,079
Accounts receivable, net of allowances of $963
         and $1,126,524                                                           42,317       1,112,026
Inventories                                                                         --            18,477
Other current assets                                                             286,238         752,847
                                                                            ------------    ------------
                Total current assets                                          11,544,257       4,348,429
Fixed assets, net                                                              1,399,652       4,960,560
Intangible assets, net                                                             7,059          13,132
Other assets                                                                      65,421         532,605
                                                                            ------------    ------------
                Total assets                                                $ 13,016,389    $  9,854,726
                                                                            ------------    ------------
                                                                            ------------    ------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                            $    197,962    $  1,111,732
Accrued expenses                                                               2,172,692       4,549,868
Current portion of notes payable                                                 485,135          79,318
Current portion of capital lease obligations                                     148,493         172,439
Other current liabilities                                                        183,114         630,567
                                                                            ------------    ------------
                Total current liabilities                                      3,187,396       6,543,924
Notes payable                                                                       --           377,027
Notes payable to related parties                                                    --           108,108
Other                                                                             45,916         366,212
                                                                            ------------    ------------
                Total liabilities                                              3,233,312       7,395,271
Commitments and contingencies (Note 11)
Stockholders' equity:
         Series B Convertible Preferred Stock, par value $0.01 per share,
                100,000 shares authorized; 1,395 and 0 shares issued and
                outstanding, in 1998 and 1997,
                respectively ($1,395,000 liquidation value)                      628,800            --
         Common Stock, par value $0.01 per share,
                100,000,000 shares authorized; 23,763,622 and
                13,783,736 shares issued and outstanding in
                1998 and 1997, respectively                                      237,636         137,837
         Additional capital                                                   93,965,769      70,642,628
         Accumulated deficit                                                 (85,049,128)    (68,333,578)
         Cumulative translation adjustment                                          --            12,568
                                                                            ------------    ------------
                Total stockholders' equity                                     9,783,077       2,459,455
                                                                            ------------    ------------
                Total liabilities and stockholders' equity                  $ 13,016,389    $  9,854,726
                                                                            ------------    ------------
                                                                            ------------    ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 7TH LEVEL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                   1998            1997            1996
                                               ------------    ------------    ------------

Net revenues                                   $  1,571,398    $ 10,499,021    $ 20,548,725
Cost of revenues                                    233,454       4,541,960       8,298,647
                                               ------------    ------------    ------------
      Gross profit                                1,337,944       5,957,061      12,250,078
                                               ------------    ------------    ------------

Operating expenses:
      Research and product development            3,629,786      17,436,042      21,402,287
      Sales and marketing                           555,593       6,118,011      11,409,102
      General and administrative                  5,428,783       5,683,859       4,827,618
      Amortization of intangible assets               6,072         509,444         119,428
                                               ------------    ------------    ------------
            Total operating expenses              9,620,234      29,747,356      37,758,435
                                               ------------    ------------    ------------
            Operating loss                       (8,282,290)    (23,790,295)    (25,508,357)
Interest expense                                 (1,731,403)       (121,321)        (76,511)
Interest income                                     333,346         340,434       1,332,578
Other (expense) income                           (1,277,352)      1,113,504            (445)
                                               ------------    ------------    ------------

            Net loss                           $(10,957,699)   $(22,457,678)   $(24,252,735)

Dividends on Preferred Stock                        337,807            --              --
Beneficial conversion feature in association
      with Preferred Stock (Note 3)               5,479,138            --              --
                                               ------------    ------------    ------------
Net loss available to Common Shareholders      $(16,774,644)   $(22,457,678)   $(24,252,735)
                                               ------------    ------------    ------------
                                               ------------    ------------    ------------

Basic and diluted loss per Common Share        $      (1.03)   $      (1.64)   $      (1.80)
                                               ------------    ------------    ------------
                                               ------------    ------------    ------------

Weighted average basic and diluted
      shares outstanding                         16,355,158      13,696,730      13,442,101
                                               ------------    ------------    ------------
                                               ------------    ------------    ------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 7TH LEVEL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                              Common Stock             Convertible     Convertible
                                                       ----------------------------     Preferred       Preferred       Additional
                                                          Shares          Amount         Series A       Series B         Capital
                                                       ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1995                             13,078,464    $    130,785    $       --      $       --      $ 69,168,061
     Common Stock issued under
         Stock Option Plan and
         Stock Purchase Plan                                184,719           1,847            --              --           764,989
     Common Stock issued for
         acquisitions                                       280,732           2,807            --              --           331,318
     Common Stock issued for
         conversion of debt                                  22,607             226            --              --            79,497
     Common stock issued on
         exercise of warrants                                13,000             130            --              --             3,245
     Foreign currency translation
         adjustment                                            --              --              --              --              --
     Unrealized loss on investments                            --              --              --              --              --
     Net loss                                                  --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1996                             13,579,522    $    135,795    $       --      $       --      $ 70,347,110
     Common Stock issued under
         Stock Option Plan and
         Stock Purchase Plan                                198,580           1,986            --              --           326,634
     Common stock issued on
         exercise of warrants                                 5,634              56            --              --             1,404
     Common stock issued for
         consulting services                                 40,000             400            --              --            74,600
     Cancellation of unearned
         Common Stock issued as
         contingent purchase
         consideration                                      (40,000)           (400)           --              --          (107,120)
     Foreign currency translation
         adjustment                                            --              --              --              --              --
     Unrealized gain on investments                            --              --              --              --              --
     Net loss                                                  --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1997                             13,783,736    $    137,837    $       --      $       --      $ 70,642,628
     Issuance of Series A Preferred Stock
         (net of issuance costs of $3,020,862)                 --              --         2,479,138            --         2,789,738
     Issuance costs in connection with Notes                   --              --              --              --         1,467,452
     Beneficial Conversion Feature                             --              --              --              --         5,479,138
     Conversion of Series A Preferred Stock
         to Series B Preferred Stock                           --              --        (2,479,138)      2,479,138            --
     Conversion of Notes to Series B Preferred Stock           --              --              --         3,000,000       1,500,000
     Common Stock issued on conversion of
         Series B Preferred Stock                         4,302,500          43,025            --        (4,850,338)      4,807,313
     Common Stock dividends                                 106,692           1,067            --              --           277,602
     Common Stock issued in private placement             1,666,667          16,667            --              --         4,683,333
     Warrants issued to Non-employees                          --              --              --              --            31,451
     Common Stock issued upon exercise of warrants        2,813,584          28,136            --              --              (136)
     Common Stock Granted to Officers                       765,000           7,650            --              --         1,379,295
     Common Stock issued under
         Stock Option Plan and
         Stock Purchase Plan                                325,443           3,254            --              --           867,221
     Compensation expense on options issued
         to non-employees                                      --              --              --              --            40,734
     Foreign currency translation adjustment                   --              --              --              --              --
     Net loss                                                  --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1998                             23,763,622    $    237,636    $       --      $    628,800    $ 93,965,769
                                                       ------------    ------------    ------------    ------------    ------------
                                                       ------------    ------------    ------------    ------------    ------------



                                                       Cumulative      Unrealized                          Total
                                                       Translation    Gain (loss) on   Accumulated     Stockholders'
                                                       Adjustment      Investments       Deficit           Equity
                                                       ------------    ------------    ------------    ------------

Balance at December 31, 1995                           $    (14,923)   $     21,791    $(21,040,243)   $ 48,265,471
     Common Stock issued under
         Stock Option Plan and
         Stock Purchase Plan                                   --              --              --           766,836
     Common Stock issued for
         acquisitions                                          --              --          (582,922)       (248,797)
     Common Stock issued for
         conversion of debt                                    --              --              --            79,723
     Common stock issued on
         exercise of warrants                                  --              --              --             3,375
     Foreign currency translation
         adjustment                                          66,116            --              --            66,116
     Unrealized loss on investments                            --           (27,602)           --           (27,602)
     Net loss                                                  --              --       (24,252,735)    (24,252,735)
                                                       ------------    ------------    ------------    ------------
Balance at December 31, 1996                           $     51,193    $     (5,811)   $(45,875,900)   $ 24,652,387
     Common Stock issued under
         Stock Option Plan and
         Stock Purchase Plan                                   --              --              --           328,620
     Common stock issued on
         exercise of warrants                                  --              --              --             1,460
     Common stock issued for
         consulting services                                   --              --              --            75,000
     Cancellation of unearned
         Common Stock issued as
         contingent purchase
         consideration                                         --              --              --          (107,520)
     Foreign currency translation
         adjustment                                         (38,625)           --              --           (38,625)
     Unrealized gain on investments                            --             5,811            --             5,811
     Net loss                                                  --              --       (22,457,678)    (22,457,678)
                                                       ------------    ------------    ------------    ------------
Balance at December 31, 1997                           $     12,568    $       --      $(68,333,578)   $  2,459,455
     Issuance of Series A Preferred Stock
         (net of issuance costs of $3,020,862)                 --              --              --         5,268,876
     Issuance costs in connection with Notes                   --              --              --         1,467,452
     Beneficial Conversion Feature                             --              --        (5,479,138)           --
     Conversion of Series A Preferred Stock
         to Series B Preferred Stock                           --              --              --              --
     Conversion of Notes to Series B Preferred Stock           --              --              --         4,500,000
     Common Stock issued on conversion of
         Series B Preferred Stock                              --              --              --              --
     Common Stock dividends                                    --              --          (278,713)            (44)
     Common Stock issued in private placement                  --              --              --         4,700,000
     Warrants issued to Non-employees                          --              --              --            31,451
     Common Stock issued upon exercise of warrants             --              --              --            28,000
     Common Stock Granted to Officers                          --              --              --         1,386,945
     Common Stock issued under
         Stock Option Plan and
         Stock Purchase Plan                                   --              --              --           870,475
     Compensation expense on options issued
         to non-employees                                      --              --              --            40,734
     Foreign currency translation adjustment                (12,568)           --              --           (12,568)
     Net loss                                                  --              --       (10,957,699)    (10,957,699)
                                                       ------------    ------------    ------------    ------------
Balance at December 31, 1998                           $       --      $       --      $(85,049,128)   $  9,783,077
                                                       ------------    ------------    ------------    ------------
                                                       ------------    ------------    ------------    ------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 7TH LEVEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                             1998             1997            1996
                                                                          ------------    ------------    ------------
Cash flows from operating activities:
      Net loss                                                            $(10,957,698)   $(22,457,678)   $(24,252,735)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
           Non-cash compensation and interest                                3,108,032            --              --
           Depreciation and amortization                                     1,806,365       4,180,144       2,564,609
           Loss (gain) on sale of assets                                     1,518,504      (1,115,800)           --
           Gain on early retirement of debt                                       --           (10,142)           --
           Other                                                               187,865          75,000            --
           Changes in assets and liabilities, net of acquisitions:
                Accounts receivable                                          1,069,709       5,149,670         650,585
                Inventories                                                     18,477         551,846        (181,297)
                Other current assets                                           466,611         865,059        (592,837)
                Other assets                                                   467,184         533,438        (366,529)
                Accounts payable                                              (913,771)     (1,059,444)        883,866
                Other current liabilities                                   (3,073,924)        (65,720)      1,554,554
                                                                          ------------    ------------    ------------
                    Net cash used in operating activities                   (6,302,646)    (13,353,627)    (19,739,784)
                                                                          ------------    ------------    ------------
Cash flows from investing activities:
      Proceeds from sale of assets                                              98,214       6,593,010            --
      Purchase of short-term investments                                          --              --        (7,965,007)
      Proceeds from sales of short-term investments                               --         4,491,367      13,158,205
      Equity investment                                                           --              --          (400,000)
      Acquisitions, net of cash acquired (paid)                                   --              --          (771,966)
      Capital expenditures                                                     (43,968)       (436,409)     (9,643,055)
                                                                          ------------    ------------    ------------
                    Net cash provided by (used in) investing activities         54,246      10,647,968      (5,621,823)
                                                                          ------------    ------------    ------------
Cash flows from financing activities:
      Net proceeds from private placement of Common Stock                    4,700,000            --              --
      Net proceeds from issuance of Preferred Stock                          5,268,876            --              --
      Net proceeds from debt issuance                                        4,310,900            --              --
      Proceeds from bank line of credit                                           --              --         6,000,000
      Repayment of bank line of credit                                            --        (5,625,000)       (375,000)
      Repayment of notes payable to related parties                               --          (125,000)           --
      Principal payments under capital lease obligations                      (186,877)       (232,746)       (163,365)
      Issuance of Common Stock under Stock Option and
           Stock Purchase Plan                                                 870,474         330,080         766,836
      Other                                                                     35,650            --             3,375
                                                                          ------------    ------------    ------------
                    Net cash provided by (used in) financing activities     14,999,023      (5,652,666)      6,231,846
                                                                          ------------    ------------    ------------
                    Effect of exchange rate changes on cash and
                          cash equivalents                                        --            25,032         (12,084)
                                                                          ------------    ------------    ------------
                    Net increase (decrease) in cash and cash
                          equivalents                                        8,750,623      (8,333,293)    (19,141,845)
Cash and cash equivalents, beginning of period                               2,465,079      10,798,372      29,940,217
                                                                          ------------    ------------    ------------

Cash and cash equivalents, end of period                                  $ 11,215,702    $  2,465,079    $ 10,798,372
                                                                          ------------    ------------    ------------
                                                                          ------------    ------------    ------------

Supplemental disclosure of cash flow information--
      Cash paid for interest                                              $     74,853    $    204,915    $    352,562
                                                                          ------------    ------------    ------------
                                                                          ------------    ------------    ------------



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

The calculations of basic and dilutive weighted average shares outstanding are as follows:


                                            Year Ended December 31,
                                            -----------------------
                                        1998         1997         1996
                                     ----------   ----------   ----------

Basic weighted average Common
shares outstanding                   16,355,158   13,696,730   13,442,101
Weighted average Common equivalent
shares                                     --           --           --
                                     ----------   ----------   ----------
Diluted weighted average shares
outstanding                          16,355,158   13,696,730   13,442,101
                                     ----------   ----------   ----------
                                     ----------   ----------   ----------


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

                                 7TH LEVEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

                                 7TH LEVEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

4.   FIXED ASSETS, NET

     Fixed assets, at cost, as of December 31, 1998 and 1997 consisted of the following:


                                          1998          1997
                                      -----------   -----------
Equipment                             $  3,877,804    $  6,960,778
Leasehold improvements                     335,000       2,903,346
Furniture and fixtures                     243,393         410,360
                                      ------------    ------------
                                         4,456,197      10,274,484
Less:  accumulated depreciation and
       amortization                     (3,056,545)     (5,313,924)
                                      ------------    ------------
                                      $  1,399,652    $  4,960,560
                                      ------------    ------------
                                      ------------    ------------


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

5.   ACCRUED EXPENSES

Accrued liabilities consist of the following at December 31, 1998 and 1997:

T
                                           1998        1997
                                       ----------   ----------
Accrued office closing costs           $  264,646   $1,064,702
Accrued royalties                         346,597      859,475
Accrued discounts and allowances          677,850      806,953
Accrued legal and corporate expenses      295,000      361,374
Accrued compensation                      120,310      565,377
Accrued interest and taxes                 31,075      169,353
Other                                     437,214      722,634
                                       ----------   ----------
                                       $2,172,692   $4,549,868
                                       ----------   ----------
                                       ----------   ----------


                                 7TH LEVEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


6.   DEBT

As of December 31, 1998 and 1997 the Company's debt was as follows:


                                                1998        1997
                                              --------   --------
7% Convertible Notes Payable, dated
February 11, 1994; annual interest
payments; notes are convertible,
in whole but not in part, at the
option of the holder at
approximately 283 shares of Common
Stock for each $1,000 principal amount
outstanding. Remaining principal
balance due February 11, 1999 and satisfied
(See Note 12 b). Included in this
amount is $108,108 due to related parties     $485,135   $485,135

Other                                             --       79,318
                                              --------   --------
            Total                             $485,135   $564,453

Less current portion                           485,135     79,318
                                              --------   --------
Long term payables                            $   --     $485,135
                                              --------   --------
                                              --------   --------


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

Transactions in stock options under the Incentive Stock Option Plan are summarized as follows:


                                       Option Share    Weighted Average                     Weighted
                                        Repurchase         Exercise                         Average
                                         Agreement          Price       Stock Options    Exercise Price
                                       ----------------------------------------------------------------

Balance at December 31, 1995            222,000          $    0.715      1,485,250          $     8.61
Granted                                    --                  --        2,662,750                7.27
Exercised                               (85,250)              0.450       (102,800)               2.14
Canceled                                (15,000)              0.003     (1,832,374)              11.08
                                       ----------------------------     -------------------------------
Balance at December 31, 1996            121,750          $    0.990      2,212,826          $     5.26
Granted                                    --                  --          267,500                3.12
Exercised                               (69,250)              0.083        (95,625)               1.11
Canceled                                 (1,500)              0.003     (1,343,436)               5.36
                                       ----------------------------     -------------------------------
Balance at December 31, 1997             51,000          $    2.244      1,041,265          $     4.96
Granted                                    --                  --          516,825                1.72
Exercised                               (41,500)              0.634       (308,115)               2.65
Reassigned                               69,000               1.250        (69,000)               1.25
Canceled                                (33,000)              3.561       (998,200)               4.90
                                       ----------------------------     -------------------------------
Balance at December 31, 1998             45,500          $    1.250        182,775          $     1.44
                                       ----------------------------     -------------------------------
                                       ----------------------------     -------------------------------

                                 7TH LEVEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


Transactions in stock options to employees, directors and consultants outside either of the formal plans mentioned above are summarized as follows:


                                                    Weighted Average
                                                       Exercise
                                     Stock Options      Price
                                     -------------------------
Balance at December 31, 1996               --            $--
Granted                                 737,500           3.76
Exercised                                  --             --
Canceled                                   --             --
                                     -------------------------
Balance at December 31, 1997            737,500          $3.76
Granted                               3,056,500           1.98
Exercised                               (11,000)          1.32
Canceled                               (956,000)          3.26
                                     -------------------------
                                     -------------------------
Balance at December 31, 1998          2,827,000          $2.02
                                     -------------------------
                                     -------------------------


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

Subsequent to year end, three members of the Board of Directors exercised options to purchase 960,000 shares of Common Stock for the aggregate amount of approximately $1.9 million. In connection with these exercises, the Company received promissory notes from these individuals in the approximate amount of $1.7 million.

The following table summarizes information about Incentive Stock Option Plan and non-plan stock options outstanding at December 31, 1998:


                                          Total options outstanding                 Total options exercisable
                               ------------------------------------------------    -----------------------------
                                              Weighted
                                               average         Weighted                          Weighted
       Range of exercise       Number         remaining         average            Number        average
             prices          outstanding     contractual    exercise price      exercisable   exercise price
                                                life
      --------------------- -------------- ---------------- ----------------    ------------- ---------------

          $ .003  -  1.99        214,750       8.72 years        $ 1.25           190,125        $ 1.25
           2.00   -  4.99      2,830,525       9.25 years          2.01           490,775          2.00
           5.00   - 11.50         10,000       7.38 years         11.50             5,000         11.50
                                ---------                                         -------
                                3,055,275                                         685,900
                                ---------                                         -------
                                ---------                                         -------

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


                                                    1998               1997                 1996
                                                    ----               ----                 ----
Net loss                      As Reported    $  (16,774,644)    $  (22,457,678)      $  (24,252,735)
                              Pro forma         (19,523,711)       (25,466,761)         (29,004,105)

Basic and diluted loss per
    Common share              As Reported    $        (1.03)    $        (1.64)      $        (1.80)
                              Pro forma               (1.19)             (1.86)               (2.16)


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

Minimum payments under leases expiring subsequent to December 31, 1998 are as follows:


                                      Capital          Operating
 Year                                 Leases             Leases
 ----                                 ------             ------

 1999                              $  161,218          $  449,888
 2000                                  47,412             320,459
 2001                                   3,328             330,905
 2002                                    --               205,760
                                   ----------          ----------
          Total                    $  211,958          $1,307,012
                                                       ----------
 Less amount representing interest    (17,549)
                                      -------
      Present value of minimum
        lease payments             $  194,409
                                   ----------


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


                                                    Three Months Ended                 Nine Months Ended
                                                    September 30, 1998                 September 30, 1998
                                                                As Originally                      As Originally
                                               As Restated       Reported         As Restated        Reported
                                              -------------    --------------    --------------    --------------
Net Loss available to common stockholders     ($  7,922,802)   ($  17,414,526)   ($  15,474,901)   ($  24,966,625)
Loss per Common Share                         ($        .45)   ($        1.00)   ($        1.00)   ($        1.62)



                                 September 30, 1998
                           As Restated       As Originally
                                               Reported
                         ------------       ------------
Additional Capital        $83,990,864        $93,482,588
Accumulated Deficit      ($83,635,328)      ($93,127,052)


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages and all positions and offices with the Corporation held by the Corporation's present executive officers.

NAME                                             AGE                       POSITION
-------------------------------------------      ---      -------------------------------------------
Donald Schupak.............................          56   Director and Chairman of the Board of
                                                          Directors
Robert Alan Ezrin..........................          50   Director and Vice Chairman of the Board of
                                                          Directors
Stephen P. Gott............................          49   President, Chief Executive Officer and
                                                          Director
Marc E. Landy..............................          38   Vice President and Chief Financial Officer

    Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

    DONALD SCHUPAK currently serves as Chairman of the Board and Director. He has been a member of the Board of Directors since January 1997 and has been Chairman since March 1997. Mr. Schupak is the President and Chief Executive Officer of the Schupak Group, Inc., an organization that provides strategic planning, management consulting and corporate services to corporations worldwide. Mr. Schupak has been with the Schupak Group, Inc. since 1990. Mr. Schupak is also Chairman of the Board for Danskin, Inc. He previously served as Chairman and Chief Executive Officer at Horn & Hardart Company from 1988 to 1990. Mr. Schupak is also a member of the Advisory Board of the Maxwell School of Citizenship and Public Affairs at Syracuse University.

    ROBERT ALAN EZRIN currently serves as Vice Chairman of the Board and Director. Mr. Ezrin is a founder of the Corporation and has served as a Director since its inception in April 1993 and has served as Vice Chairman of the Board since April 1998. Mr. Ezrin served as President from November 1995 until April 1998 and Chief Executive Officer from March 1997 until April 1998. Mr. Ezrin served as Co-Chairman of the Board of the Corporation from its inception in April 1993 until November 1995. Mr. Ezrin served as Executive Vice President of Production from April 1994 to November 1995 and served as Vice President from April 1993 to April 1994. From 1984 through 1994, Mr. Ezrin was a Producer with Lozem Productions, Inc. Mr. Ezrin has more than 25 years of experience in the international entertainment business, producing music, video and television projects for numerous internationally known stars such as Pink Floyd, Rod Stewart, KISS, Peter Gabriel and Roger Daltry. Mr. Ezrin is Chairman of the Board of Directors of Metropolitan Los Angeles Communities in Schools.

    STEPHEN P. GOTT has served as President, Chief Executive Officer and Director of the Corporation since February 1999. From November 1994 to February 1999, Mr. Gott served as the President, Chief Executive Officer and Chairman of the Board of Street Technologies, Inc. which the Corporation acquired in February 1999. From June 1986 to November 1994, Mr. Gott served as the Chief Technology and Operations Officer at Lehman Brothers. Mr. Gott is a Director for Viagrafix, Inc.

    MARC E. LANDY currently serves as Vice President and Chief Financial Officer of the Corporation. From November 1996 to February 1999, Mr. Landy served as the Vice President and Chief Financial Officer of Street Technologies, Inc. which the Corporation acquired in February 1999. From April 1993 to November 1996, Mr. Landy served in several management capacities including Controller and Director of Consulting for Flexi International. Mr. Landy is CPA and from 1990 to 1992 he was a Senior Audit Manager at Ernst and Young.

                                   DIRECTORS

    The names of the director nominees of 7(th) Level, Inc. (the "Company"), all of whom are currently 7(th) Level directors, and certain information about those director nominees who are not executive officers named above (including their term of service), are set forth below:

                                                                                    DIRECTOR OF THE
NAME OF DIRECTOR                                                          AGE      CORPORATION SINCE
--------------------------------------------------------------------      ---      -----------------
Donald Schupak......................................................          56     1997 to present
Stephen P. Gott.....................................................          49     1999 to present
Merv Adelson........................................................          69     1994 to present
James A. Cannavino..................................................          55     1997 to present
Robert Alan Ezrin...................................................          50     1993 to present
Richard S. Merrick..................................................          43     1998 to present

    MERV ADELSON has served as a Director of the Corporation since February 1994. Since 1989, Mr. Adelson has been the trustee of the sole shareholder of East West Capital Associates, Inc. ("Capital"), a merchant banking and venture capital company, and currently serves as its Chairman of the Board and Chief Executive Officer. Mr. Adelson co-founded the predecessor of Lorimar Telepictures in 1969, which was sold to Warner Bros. in 1989. Mr. Adelson is also a director of Time Warner, Inc. and Faroudja.

    JAMES A. CANNAVINO has served as a Director of the Corporation since January 1997. Since April 1, 1998, Mr. Cannavino is Chairman and Chief Executive Officer of CyberSafe Corporation, a company that makes corporate network security products, and Chairman of Softworks, a systems software tools company. Mr. Cannavino was a private investor from July 1997 to March 1998. Mr. Cannavino served as President, Chief Executive Officer and Director of Perot Systems Corporation ("Perot Systems") from September 1996 to July 1997 and he served as President, Chief Operating Officer and Director of Perot Systems from September 1995 to September 1996. Mr. Cannavino has more than 30 years of experience in the computer and information technology industries. Prior to joining Perot Systems in September 1995, he was a private investor from April 1995 to September 1995. Previously, Mr. Cannavino was at IBM Corporation, where he was Senior Vice President of Strategy and Development from 1993 to April 1995, and prior to this, he served as Senior Vice President and General Manager of the Personal Systems Group at IBM Corporation from 1991 to 1993.

    RICHARD S. MERRICK currently serves as Chief Technology Officer and Director. He has been a member of the Board of Directors since June 1998. Mr. Merrick served as Chief Executive Officer from April 1998 to February 1999. Mr. Merrick served as Senior Vice President of Technology and Chief Strategist of the Corporation from January 1998 until April 1998. From November 1995 to January 1998, Mr. Merrick served as Vice President of Technology. From May 1993 to November 1995, Mr. Merrick served as Vice President of Research and Development.

                        COMPLIANCE WITH THE EXCHANGE ACT

    The Corporation's executive officers and directors are required under the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Corporation. Based solely on the Corporation's review of the copies of such reports it has received, the Corporation believes that all its executive officers and directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them.

ITEM 11. DIRECTOR AND EXECUTIVE COMPENSATION

                           COMPENSATION OF DIRECTORS

    None of Messrs. Gott (Director), Merrick (Director), or Schupak (Director) receives any compensation for his services as director. The Corporation's outside directors earn $10,000 per annum, plus $2,000 per annum for each committee membership, and they are reimbursed for their out-of-pocket expenses incurred in attending Board of Directors meetings.

    As discussed in the "Compensation Committee Report on Executive Compensation," on April 20, 1998, due to employee turnover, employee morale and the challenges and opportunities facing the Corporation, the Board of Directors determined to reprice options of a significant number of its employees, consultants and directors as well as grant additional options. As part of such repricing, options for 75,000 shares of Common Stock held by James A. Cannavino were repriced to an exercise price equal to $2.00 per share. On the date of the repricing of such options, the closing price of the Common Stock on the Nasdaq National Market was $1.8125.

    In April 1998, the Board of Directors adopted a broad based plan that, due to the limited number of authorized shares of Common Stock available, was for options exercisable for approximately 2,967 shares of Series C Preferred Stock, par value $.01 per share ("Series C Preferred Stock"). On July 9, 1998 the Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 20,000,000 to 100,000,000, and the options exercisable under such plan became exercisable for approximately 2,967,000 shares of Common Stock. All of the options granted on such date are exercisable at an exercise price equal to $2.00 per share. On the date of the grant of such options, the closing price of the Common Stock on the Nasdaq National Market was $1.8125. Messrs. Schupak, Ezrin and Merrick received options exercisable for 600, 125 and 700 shares of Series C Preferred Stock, respectively, or 600,000, 125,000 and 700,000 shares of Common Stock, respectively. Mr. Adelson received options exercisable for 55 shares of Series C Preferred Stock (or 55,000 shares of Common Stock) in exchange for the surrender of options exercisable for 25,000 shares of Common Stock. Mr. Cannavino received options exercisable for 140 shares of Series C Preferred Stock (or 140,000 shares of Common Stock) in exchange for the surrender of options exercisable for 20,000 shares of Common Stock.

    As part of the broad based plan, each director of the Corporation (i.e., Messrs. Schupak, Ezrin, Adelson, Cannavino and Merrick) received options exercisable into 30 shares of Series C Preferred Stock (or 30,000 shares of Common Stock) which are included in the option grants described above. In addition, Messrs. Schupak and Ezrin surrendered their options exercisable into 655,000 and 60,000 shares, respectively, in exchange for the issuance of 655,000 and 110,000 shares of Common Stock. Mr. Schupak also waived his right to be considered for a cash bonus for 1997. In April 1998, the Corporation terminated the Non-Employee Directors' Stock Option Plan.

    In March 1997, the Corporation and the Schupak Group, Inc. entered into an agreement whereby the Corporation pays $12,000 per month to Schupak West, Inc., an affiliate of the Schupak Group, Inc. for the consulting services of Donald Schupak and other employees of the Schupak Group, Inc. Additionally, Mr. Schupak is entitled to the reimbursement of reasonable travel and other expenses incidental to the performance of his consulting duties. Mr. Schupak also serves as Chairman of the Board and a director of the Corporation, but receives no additional compensation for his services as a director. Mr. Schupak is entitled to have the Board of Directors consider a bonus at the end of each fiscal year.

    In February 1999, the Corporation paid to Mr. Ezrin $40,000 and issued to him an option to purchase 20,000 shares of Common Stock exercisable at a price equal to $3.00 per share as full payment for the Corporation's obligations regarding Mr. Ezrin's severance entitlement as the former President and Chief Executive Officer of the Corporation. Such options vested immediately.

    In February 1999, in connection with the acquisition of Street Technologies, Inc. ("Street") and as an inducement to Mr. Schupak to act as Chairman of the Board of the combined company,

Mr. Schupak was granted an option to purchase 500,000 shares of Common Stock exercisable at a price equal to $3.25 per share; the inclusion of 250,000 shares of Common Stock under the Amended and Restated Incentive Stock Option Plan of the Corporation is subject to stockholder approval of an amendment to such plan.

EMPLOYMENT CONTRACTS AND TERMINATION AND CHANGE-IN-CONTROL ARRANGEMENTS

    The Corporation entered into an Employment Agreement, as of February 16, 1999, employing Stephen P. Gott as Chief Executive Officer of the Corporation for a two year term, subject to earlier termination for death, disability, resignation or removal. Mr. Gott's annual base salary is $200,000 and he is entitled to receive an annual performance bonus of not less than $50,000. Mr. Gott will be eligible to participate in any Corporation-wide bonus plan that may be adopted by the Corporation. In addition, Mr. Gott was granted options to purchase 1,000,000 shares of Common Stock exercisable at a price equal to $3.25 per share. The options vest ratably over three years on the anniversaries of February 16, 1999. In the event of a "change of control" (as defined in the employment agreement), the stock options shall immediately vest. If Mr. Gott resigns his employment for "good reason" (as defined in the employment agreement), if the Corporation terminates his employment without "cause" (as defined in the employment agreement), or if the Corporation elects not to extend the term of Mr. Gott's employment, Mr. Gott will be entitled to (1) receive, in a lump sum, an amount equal to one year's base salary and performance bonus and
(2) vesting of all stock options. Mr. Gott's employment agreement also contains confidentiality, non-competition and indemnification provisions.

    The Corporation entered into an Employment Agreement, as of April 20, 1998, employing Richard S. Merrick as Chief Executive Officer of the Corporation from June 10, 1998 for a two year term, subject to earlier termination for death, disability, resignation or removal. Mr. Merrick was succeeded as Chief Executive Officer by Mr. Gott on February 16, 1999. Mr. Merrick is currently Chief Technology Officer and a Director. Mr. Merrick's annual base salary is $160,000; provided, that such base salary will increase to $225,000 per annum commencing on the first anniversary of the beginning of the term of employment. Mr. Merrick will be eligible to participate in any Corporation-wide bonus plan that may be adopted by the Corporation. In addition, Mr. Merrick was granted options to purchase 700 shares of Series C Preferred Stock (or 700,000 shares of Common Stock) exercisable at a price equal to $2.00 per one one-thousandth of a share of Series C Preferred Stock or per share of Common Stock, as the case may be. The options vest 100 shares of Series C Preferred Stock upon the earlier to occur of October 20, 1998 or the filing of the proposed amendment to the Certificate of Incorporation increasing the number of authorized shares of Common Stock which shall become vested as to 100,000 shares of Common Stock upon the filing of such amendment, and the balance ratably over three years on the anniversaries of April 20, 1998. The options are subject to accelerated vesting in the event that (a) the Corporation completes a secondary stock offering through a nationally recognized investment banking firm and (b) thereafter, the closing price of Common Stock averages $15.00 per share over any sixty day period (the "Acceleration Condition"). The Corporation is also obligated to issue to Mr. Merrick options to purchase 350,000 shares of Common Stock on the date the Acceleration Condition is achieved, at an exercise price equal to the fair market value on the date of grant. In the event of a "change of control" (as defined in the employment agreement), the stock options shall immediately vest. If Mr. Merrick resigns his employment for "good reason" (as defined in the employment agreement), if the Corporation terminates his employment without "cause" (as defined in the employment agreement), or if the Corporation elects not to extend the term of Mr. Merrick's employment, Mr. Merrick will be entitled to (1) receive, in a lump sum, the greater of (A) an amount equal to one year's base salary or (B) an amount equal to the base salary for the remainder of the term and (2) vesting of all stock options whose vesting was to occur in the year of termination shall be accelerated pro rata for the period up to the termination of employment. Mr. Merrick's employment agreement also contains confidentiality, non-competition and indemnification provisions.

    The Corporation entered into an Employment Agreement, as of February 15, 1999, employing James W. Bell as a senior software engineer of the Corporation for a one year term, subject to earlier termination for death, disability, resignation or removal. Mr. Bell's annual base salary is $120,000. Mr. Bell was granted options to purchase 50,000 shares of Common Stock exercisable at a price equal to $3.25 per share. The options vest ratably over three years on the anniversaries of February 16, 1999. The Corporation also agreed to accelerate a portion of Mr. Bell's Unvested April 20, 1998 Options (as defined in the employment agreement). In addition, if employed at the time, Mr. Bell will be entitled (1) on each of the three anniversaries of February 16, 1999 to purchase an additional 10,000 shares of Common Stock at a price equal to the closing market price on the respective day of such grants and (2) on the one year anniversary of February 16, 1999, provided that Mr. Bell has not sold all of the shares of Common Stock acquired as a result of vesting, an option equal to 50% of the number of Vested Options (as defined in the employment agreement) still owned at a price equal to the closing market price. Vesting as to all of the stock options described in the previous sentence shall occur as to one-third (1/3) of such options on each of the three anniversaries of the grant date of the respective options. If Mr. Bell resigns his employment for "good reason" (as defined in the employment agreement) or if the Corporation terminates his employment without "cause" (as defined in the employment agreement), Mr. Bell will be entitled to (1) receive an amount equal to three month's base salary and
(2) vesting of all remaining unvested stock options granted on April 20, 1998. Mr. Bell's employment agreement also contains confidentiality, non-competition and lock-up provisions.

    The Corporation entered into a Separation Agreement and Release, as of February 16, 1999, terminating its employment relationship with Curt W. Marvis, the Corporation's former President. Mr. Marvis received six months and two weeks severance pay based on Mr. Marvis' base annual salary. In addition, the Corporation accelerated the vesting of a pro rata portion of Mr. Marvis' Unvested April 20, 1998 Options (as defined in the separation agreement and release) and further accelerated an additional fifty percent of the remaining Unvested April 20, 1998 Options. The options vested on Mr. Marvis' Termination Date (as defined in the separation agreement and release). The remaining Unvested April 20, 1998 Options are null and void. Mr. Marvis generally released the Corporation from liability and assigned all copyrights, inventions and improvements made during his employment to the Corporation. Mr. Marvis' separation agreement and release was conditioned upon the closing of the merger between the Corporation and Street and contained confidentiality, non-competition and lock-up provisions.

    The Corporation entered into a Separation Agreement and Release, as of February 16, 1999, terminating its employment relationship with Jeffrey B. Croson, the Corporation's former Senior Vice President Sales and Marketing. The Corporation accelerated the vesting of a pro rata portion of Mr. Croson's Unvested April 20, 1998 Options (as defined in the separation agreement and release) and further accelerated an additional fifty percent of the remaining Unvested April 20, 1998 Options. The options vested on February 16, 1999 and Mr. Croson has twelve months after the Unrestricted Sale Date (as defined in the separation agreement and release) to exercise the accelerated options. The remaining Unvested April 20, 1998 Options are null and void. Options granted to Mr. Croson on March 26, 1998 will vest in accordance with their original terms, except that Mr. Croson's time period within which to exercise such options shall commence on the Unrestricted Sale Date. Mr. Croson generally released the Corporation from liability and assigned all copyrights, inventions and improvements made during his employment to the Corporation. Mr. Croson's separation agreement and release was conditioned upon the closing of the merger between the Corporation and Street and contained confidentiality, non-competition and lock-up provisions.

                             EXECUTIVE COMPENSATION

    The following table summarizes the compensation paid during 1998, 1997 and 1996 to the two individuals who served as the Corporation's Chief Executive Officer during 1998, each person serving as an executive officer on December 31, 1998 who earned more than $100,000 in salary and bonus in fiscal 1998 and two individuals who were among the highest paid employees for the year ended December 31, 1998 but were not executive officers on December 31, 1998 (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                                            ANNUAL          COMPENSATION:
                                                                         COMPENSATION         SECURITIES
                                                          FISCAL     ---------------------    UNDERLYING
NAME AND PRINCIPAL POSITION                                YEAR        SALARY      BONUS     OPTIONS (1)    OTHER (2)
------------------------------------------------------  -----------  ----------  ---------  --------------  ----------
Robert Alan Ezrin (3).................................        1998   $  192,840  $      --        125,000   $  206,963
  Former President and Chief                                  1997      275,000         --             --       17,331
  Executive Officer and current                               1996      263,083         --         60,000(4)    17,378
  Vice Chairman and Director

Richard S. Merrick (5)................................        1998      145,167     20,000        700,000        3,004
  Former Chief Executive Officer                              1997      115,500         --         42,500(6)     2,230
  and current Chief Technology                                1996      110,458         --             --        2,322
  Officer and Director

Curt W. Marvis (7)....................................        1998      151,667         --        345,000        3,327
  Former President                                            1997       30,833         --             --           --
                                                              1996           --         --             --           --

Jeffrey B. Croson (8).................................        1998      115,000     32,000        125,000        2,672
  Former Senior Vice President                                1997      105,000     64,730             --        3,854
  Sales and Marketing                                         1996      100,417     78,922         30,000        4,816

James W. Bell.........................................        1998      123,333         --         76,000          198
  Vice President Research and                                 1997      123,292     20,000         30,000        1,925
  Development                                                 1996      100,833         --         35,000        3,391

------------------------

(1) Represents the number of options (each to acquire one share of Common Stock) granted pursuant to the Incentive Stock Option Plan.

(2) Includes auto allowance, Corporation match contributions to the Corporation's 401(k) Plan and dollar value of life insurance premiums paid by the Corporation.

(3) Mr. Ezrin resigned as President and Chief Executive Officer on April 20,
    1998.

(4) Stock Options exchanged with the Corporation for shares of Common Stock issued in 1998.

(5) Mr. Merrick was succeeded as Chief Executive Officer on February 16, 1999.

(6) Stock Options canceled in 1998.

(7) Mr. Marvis was succeeded as President on February 16, 1999.

(8) Mr. Croson resigned on January 12, 1999.

                       STOCK OPTION GRANTS AND EXERCISES

    The following stock options were granted to Named Executives during 1998:

                                                                                                      POTENTIAL REALIZED VALUE
                                                                                                          AT ASSUMED ANNUAL
                                                            % OF TOTAL                                  RATES OF STOCK PRICE
                                              NUMBER OF       OPTIONS                                       APPRECIATION
                                             SECURITIES     GRANTED TO                                   FOR OPTION TERM (1)
                                             UNDERLYING      EMPLOYEES      EXERCISE    EXPIRATION   ---------------------------
NAME                                           OPTIONS        IN 1998         PRICE        DATE           5%            10%
-------------------------------------------  -----------  ---------------  -----------  -----------  ------------  -------------
Robert Alan Ezrin..........................     125,000            5.6%     $    2.00     4/20/2008   $  157,224    $   398,436
Richard S. Merrick.........................     700,000           31.4%          2.00     4/20/2008      880,452      2,231,239
Curt W. Marvis.............................     345,000           15.5%          2.00     4/20/2008      433,937      1,099,682
Jeffrey B. Croson..........................     125,000            5.6%          2.00     4/20/2008      157,224        398,436
James W. Bell..............................      76,000            3.4%          2.00     4/20/2008       95,592        242,249

------------------------

(1) Calculated on the assumption that the market value of the underlying stock increases at the stated values compounded annually for the ten-year term of the option.

                  OPTION EXERCISES AND FISCAL YEAR-END VALUES

    The following table provides information about exercised stock options held by the Named Executives. During 1998, only two of the Named Executives exercised stock options granted by the Corporation.

                                                                NUMBER OF
                                                          SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS
                                                           AT DECEMBER 31, 1998      AT DECEMBER 31, 1998(1)
                                  SHARES       VALUE    --------------------------  --------------------------
NAME                             EXERCISED   REALIZED   EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
------------------------------  -----------  ---------  -----------  -------------  -----------  -------------
Robert Alan Ezrin.............          --   $      --      30,000         95,000    $  19,680    $    62,320
Richard S. Merrick............      17,500      26,198(2)  100,000        600,000       65,600        393,600
Curt W. Marvis................          --          --      45,000        300,000       29,520        196,800
Jeffrey B. Croson.............          --          --      47,500        112,500       51,785         79,425
James W. Bell.................      20,000      66,452(3)   59,250         72,250       68,306         59,584

------------------------

(1) Value based on the December 31, 1998 closing price of the Common Stock on the Nasdaq National Market of $2.66 per share.

(2) Value based on the March 9, 1998 (date of exercise) closing price of the Common Stock on the Nasdaq National Market of $1.50 per share.

(3) Value based on exercises of 5,000 shares on June 25, 1998, 5,000 shares on July 9, 1998, 5,000 shares on July 17, 1998 and 5,000 shares on July 29, 1998 with closing prices of the Common Stock of $4.125, $4.25, $4.50 and $5.25 per share, respectively.

    Mr. Ezrin, Vice Chairman of the Board, resigned as President and Interim Chief Executive Officer on April 20, 1998. Mr. Merrick, Chief Technology Officer and a Director, was succeeded as Chief Executive Officer on February 16, 1999. Mr. Marvis, was succeeded as President on February 16, 1999. Mr. Croson resigned on January 12, 1999.

    Underlying options that are not in-the-money are not valued in this table.

                           TEN-YEAR OPTION REPRICINGS

    In the second quarter of 1998, following a restructuring plan that reduced the number of employees, the Company repriced stock options of all remaining employees, including the Named Executive Officers, to an amount which slightly exceeded the then current market price. The Board of Directors and the Compensation Committee took this action to maintain morale across the Company, to help maintain momentum in the projects under development and to retain key contributors in all areas of the Company, including the Named Executive Officers. There was no separate analysis of the impact of the repricing on the overall compensation of the executive officers or any other employee.

    The following stock options granted to Named Executives were repriced during 1998:

                                                                                                        LENGTH OF
                                               NUMBER OF                    EXERCISE                 ORIGINAL OPTION
                                              SECURITIES   MARKET PRICE      PRICE                        TERM
                                              UNDERLYING    OF STOCK AT   AT THE TIME       NEW       REMAINING AT
NAME AND PRINCIPAL                  DATE OF     OPTIONS       TIME OF          OF        EXERCISE        DATE OF
  POSITION                         REPRICING   REPRICED      REPRICING     REPRICING       PRICE        REPRICING
---------------------------------  ---------  -----------  -------------  ------------  -----------  ---------------
Robert Alan Ezrin................   10/22/96      10,000(1)   $   5.375    $    8.250    $   6.050       8.49 years
  Former Chief Executive            10/22/96      19,696(1)       5.375        18.150        6.050       9.08 years
  Officer and currently a           10/22/96      30,304(1)       5.375        16.000        6.050       9.08 years
  Director
Jeffrey B. Croson................   10/22/96       5,000         5.375          7.500        5.500       8.49 years
  Former Senior Vice                10/22/96      10,000         5.375         12.500        5.500       9.63 years
  President, Sales                   3/26/98       5,000         1.250          5.500        1.250       8.58 years
  and Marketing                      3/26/98      10,000         1.250          5.500        1.250       8.58 years
                                     3/26/98      20,000         1.250          5.500        1.250       8.58 years
James W. Bell....................   10/22/96       9,000         5.375          7.500        5.500       8.49 years
  Vice President of                 10/22/96      15,000         5.375         13.000        5.500       9.45 years
  Research and                       3/26/98       9,000         1.250          5.500        1.250       8.58 years
  Development                        3/26/98      15,000         1.250          5.500        1.250       8.58 years
                                     3/26/98      20,000         1.250          5.500        1.250       8.58 years
                                     3/26/98      15,000         1.250          2.440        1.250       9.12 years
                                     3/26/98      15,000         1.250          4.000        1.250       9.12 years

------------------------

(1) Options exchanged for grant of Common Stock in 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 31, 1999 (except as otherwise noted) with respect to the beneficial ownership of the Voting Stock by (i) each person known by the Corporation to be the beneficial owner of more than 5% of the outstanding shares of Common Stock or Series D Stock, (ii) each director of the Corporation, (iii) each named officer of the Corporation listed in the Summary Compensation Table and (iv) all officers and directors of the Corporation as a group. Unless otherwise noted, the Corporation believes that all persons named in the table have sole voting and investment power with respect to all shares of Voting Stock beneficially owned by them.

                                                                                  NUMBER OF
                                             NUMBER OF        APPROXIMATE         SHARES OF            APPROXIMATE
            NAME OF PERSON                   SHARES OF       PERCENTAGE OF        SERIES D             PERCENTAGE
         OR IDENTITY OF GROUP              COMMON STOCK          CLASS         PREFERRED STOCK          OF CLASS
---------------------------------------  -----------------  ---------------  -------------------  ---------------------

Charterhouse Equity Partners II, LP 535
  Madison Avenue New York, New York
  10022................................        4,267,965           11.14%                --                    --

Fletcher International Limited (1) c/o
  Fletcher Asset Management 22 E.
  67(th) Street New York, New York
  10021................................        2,534,524            6.47%                --                    --

Stephen P. Gott (2)....................        6,547,632           17.09%            17,969                  83.0%

Safa Alai (3)..........................          563,331            1.47%             1,546                   7.1%

Scott Near (4).........................          563,331            1.47%             1,546                   7.1%

Merv Adelson (5).......................        1,557,250            4.05%                --                    --

Donald Schupak.........................        1,315,092            3.43%                --                    --

Richard S. Merrick (6).................          405,000            1.05%                --                    --

James A. Cannavino.....................          215,000                *                --                    --

Robert Alan Ezrin (7)..................          777,391            2.03%                --                    --

Curt W. Marvis (8).....................          260,000                *                --                    --

Jeffrey B. Croson (9)..................          112,775                *                --                    --

James W. Bell (10).....................           70,598                *                --                    --

All current directors and
  Executive officers as a group (6
  persons) (11) (12)...................       10,817,365           27.89%            17,969                  83.0%

------------------------

(1) Shares shown as beneficially owned include (i) 17,857 shares of Common Stock issuable at the option of Fletcher International Limited ("Fletcher"), in either $125,000 cash or 17,857 shares of Common Stock beginning on March 16, 1999, (ii) 650,000 shares of Common Stock issuable on the exercise of warrants at an exercise price of $4.50 per share and (iii) 200,000 shares of Common Stock issuable on the exercise of warrants at an exercise price of $0.01 per share. We have been informed by Fletcher that Alphonse Fletcher, Jr. will exercise the voting and investment authority over the Voting Stock owned by Fletcher.

(2) Shares shown as beneficially owned include 5,989,786 shares of Common Stock issuable on the conversion of Series D Stock.

(3) Shares shown as beneficially owned include 515,344 shares of Common Stock issuable on the conversion of Series D Stock.

(4) Shares shown as beneficially owned include 513,344 shares of Common Stock issuable on the conversion of Series D Stock.

(5) Includes all shares beneficially owned by East West Capital Associates, Inc. which is owned by The Mervyn Adelson Trust U/T/A dated September 29, 1992, of which Mr. Adelson is the trustee. Shares shown as beneficially owned by Mr. Adelson also include 53,242 shares issuable upon the exercise of vested warrants, which are exercisable at $7.50 per share. Shares shown as beneficially owned include (i) 55,000 shares of Common Stock issuable upon the exercise of vested stock options with an exercise price of $2.00 per share for Common Stock and (ii) 66,666 vested shares of a warrant for 200,000 shares of Common Stock issuable upon exercise, which vests ratably each month over a 36-month period commencing May 6, 1998. Of the 200,000 shares of Common Stock 50,000 shares are issuable at an exercise price of $2.00 per share, 50,000 shares are issuable at an exercise price of $3.00 per share, 50,000 shares are issuable at an exercise price of $4.00 per share and 50,000 shares are issuable at an exercise price of $5.00 per share.

(6) Shares shown as beneficially owned include 300,000 shares of Common Stock issuable upon the exercise of options with an exercise price of $2.00 per share.

(7) Shares shown as beneficially owned include 8,915 shares which may be purchased by the Corporation pursuant to the Option Share Repurchase Agreement at $0.003 per share upon the exercise of certain options granted or to be granted under the Incentive Stock Option Plan.

(8) Shares shown as beneficially owned include 246,500 shares of Common Stock issuable on the exercise of option at an exercise price of $2.00 per share.

(9) Shares shown as beneficially owned include 112,775 shares of Common Stock issuable on the exercise of options with exercise prices from $1.25 to $2.00 per share.

(10) Shares shown as beneficially owned include 70,598 shares of Common Stock issuable on the exercise of options with exercise prices from $1.25 to $2.00 per share.

(11) Shares shown as beneficially owned include (i) 355,000 shares issuable upon exercise of vested stock options with an exercise price of $2.00 per share,(ii) 119,907 shares issuable upon exercise of vested warrants at exercise prices from $2.00 to $7.50 per share, (iii) 5,989,786 shares of common stock issuable on conversion of Series D Preferred Stock.

(12) Does not include Marc E. Landy the current Chief Financial Officer because he was not an Officer of the Corporation as of December 31, 1998.

*    Represents beneficial ownership of less than 1% of the Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On May 6, 1998, the Corporation completed a private placement of Senior Secured Promissory Notes (the "Senior Notes") in the aggregate principal amount of $4,500,000 and warrants exercisable for 675,000 shares of Common Stock, at an exercise price of $.01 per share. In connection with such private placement, East West Capital Associates, Inc. ("Capital") purchased Senior Notes in the aggregate principal amount of $1,500,000 and warrants exercisable for 225,000 shares of Common Stock, at an exercise price of $.01 per share. Merv Adelson, a director of the Corporation, is the trustee of the sole shareholder of Capital and currently serves as its Chairman of the Board and Chief Executive Officer.

    In May 1998, the Board of Directors approved the grant of a warrant to purchase 200 shares of Series C Preferred Stock or, upon the filing of a Certificate of Amendment to the Certificate of Incorporation increasing the Corporation's authorized Common Stock, 200,000 shares of Common Stock, to Capital in connection with a consulting agreement. The exercise price of such warrant is as follows: 50 shares of Series C Preferred Stock at $2.00 per one one-thousandth of a share, 50 shares at $3.00 per one one-thousandth of a share, 50 shares at $4.00 per one one-thousandth of a share and 50 shares at $5.00 per one one-thousandth of a share, or 50,000 shares of Common Stock at $2.00 per share, 50,000 shares at $3.00 per share, 50,000 shares at $4.00 per share and 50,000 shares at $5.00 per share.

    In February 1999, Donald Schupak, the Chairman of the Board of the Corporation, exercised options to purchase an aggregate of 600,000 shares of Common Stock for an aggregate exercise price of $1,200,000. Mr. Schupak paid the Corporation $6,000 which represented the par value of the shares of Common Stock purchased. Mr. Schupak borrowed the remaining $1,194,000 which accrues interest at 6% payable quarterly or, at the option of Mr. Schupak, accrues at the rate of 7% payable upon maturity of the loan in February 2004. As collateral for the loan, Mr. Schupak pledged the 600,000 shares of Common Stock purchased plus an additional 213,000 shares of Common Stock. If the market value of the pledged shares of Common Stock is equal to more than 200% of the principal amount of the loan, then Mr. Schupak may request that the Corporation release a number of shares which have a market value in excess of such amount. If the market value of the pledged shares of Common Stock is equal to less than 125% of the principal amount of the loan, then Mr. Schupak must pledge additional shares of Common Stock to bring the market value of the pledged shares to such amount.

    In March 1999, Robert Alan Ezrin, the Vice Chairman of the Board of the Corporation, exercised options to purchase an aggregate of 145,000 shares of Common Stock for an aggregate exercise price of $310,000. Mr. Ezrin paid the Corporation $103,333 and borrowed the remaining $206,667. The loan accrues interest at 6% payable quarterly or, at the option of Mr. Ezrin, accrues at the rate of 7% payable upon maturity of the loan in March 2004. As collateral for the loan, Mr. Ezrin pledged the 145,000 shares of Common Stock purchased plus an additional 1,964 shares of Common Stock. If the market value of the pledged shares of Common Stock is equal to more than 200% of the principal amount of the loan, then Mr. Ezrin may request that the Corporation release a number of shares which have a market value in excess of such amount. If the market value of the pledged shares of Common Stock is equal to less than 125% of the principal amount of the loan, then Mr. Ezrin must pledge additional shares of Common Stock to bring the market value of the pledged shares to such amount.

    In March 1999, James A. Cannavino, a Director of the Corporation, exercised options to purchase an aggregate of 215,000 shares of Common Stock for an aggregate of $430,000. Mr. Cannavino paid the Corporation $143,333 and borrowed the remaining $286,667. The loan accrues at 6% payable quarterly or, at the option of Mr. Cannavino, accrues at the rate of 7% payable upon maturity of the loan in March 2004. As collateral for the loan, Mr. Cannavino pledged the 215,000 shares of Common Stock purchased. If the market value of the pledged shares of Common Stock is equal to more than 200% of the principal amount of the loan, then Mr. Cannavino may request that the Corporation release a number of shares which have a market value in excess of such amount. If the market value of the pledged shares of Common Stock is equal to less than 125% of the principal amount of the loan, then Mr. Cannavino must pledge additional shares of Common Stock to bring the market value of the pledged shares to such amount.

    On February 19, 1999, the Corporation acquired all of the outstanding common stock and preferred stock of Street. Pursuant to the Agreement and Plan of Merger, the Corporation issued 4,954,214 shares of Common Stock and 21,644 shares of Series D Stock to the stockholders of Street. Stephen Gott, the President, Chief Executive Officer and a Director of the Corporation, received 557,846 shares of Common Stock and 17,969 shares of Series D Stock which will be converted into 5,989,786 shares of Common Stock if the Corporation's stockholders approve the issuance. Each of Scott Near, the Senior Vice President--Development of the Corporation, and Safa Alai, the Vice President of Engineering of the Corporation, received 47,987 shares of Common Stock and 1,546 shares of Series D Stock which will be converted into 515,344 shares of Common Stock if the Corporation's Stockholders approve the issuance.

    On February 10, 1999, the Board of Directors approved, by unanimous written consent, the reduction of the conversion price of the 7% Convertible Subordinated Notes (the "7% Convertible Notes") due February 11, 1999. The Board of Directors reduced the conversion price of the 7% Convertible Notes from $3.53 to $2.45 (80% of the closing market price of the Common Stock on February 10, 1999) to induce the holders of the 7% Convertible Notes to convert in lieu of receiving cash from the Corporation. Merv Adelson, a Director of the Corporation, owned an aggregate principal amount of $108,108 of the 7% Convertible Notes which he converted into 44,125 shares of Common Stock instead of 30,654 shares of Common Stock due to the reduction of the conversion price.

                                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                    (a)(1) -- The financial statements filed as part of this
                              Report at Item 8 are listed in the Index to Financial Statements and Financial Statement Schedule on page 23 of this Report.

                    (a)(2) -- The financial statement schedule filed as part of this Report at Item 8 is listed in the Index to Financial Statements and Financial Statement Schedule on page 23 of this Report.

                    (a)(3) -- The following documents are filed or incorporated by reference as exhibits to this Report:

      *****************2.1 -- Agreement and Plan of Merger dated as of February
                              16, 1999, by and among 7th Level, Inc., 7th Level Merger Corporation, Street Technologies, Inc. and the stock holders of Street Technologies, Inc. named therein.

                    **3(i) -- Restated Certificate of Incorporation of 7th
                              Level, Inc. (the "Company").

                    *3(ii) -- Bylaws of the Company as adopted by the Board of
                              Directors of the Company as of May 14, 1993; as amended by Amendment No. 1 thereto dated February 11, 1994.

                     **4.1 -- Form of Bridge Loan Warrant.

           ************4.2 -- Form of Warrant

           ************4.3 -- Certificate of Designation of Series A Preferred
                              Stock

           ************4.4 -- Certificate of Designation of Series C Preferred
                              Stock

                (1)    4.5 -- Certificate of Designation of Series D Preferred
                              Stock

                     *10.1 -- Stock Purchase Agreement entered into as of the
                              11th day of February, 1994 by and among the Company and the Purchasers listed on Exhibit A thereto.

                     *10.2 -- Stockholders' Agreement entered into as of the
                              11th day of February, 1994 by and among the Company and George D. Grayson, Robert A. Ezrin, the George D. and Kathy Grayson Irrevocable Trust, David R. Henkel, Onyx Partners, Inc., W. Scott Page, James E. Shepherd, Robert A. Tercek, Entec Associates, Mezzonen S.A., Merv Adelson, Andrew Adelson, Tarragona Fund, Inc., and Zenga Investments, Ltd. (the "Investors").

                     *10.3 -- Letter Agreement dated May 28, 1993 from Onyx
                              Partners, Inc. ("Onyx") to the Company.

                     *10.4 -- Option Share Repurchase Agreement entered into as of the 11th day of February, 1994, by and among the Company, George D. Grayson, Robert A. Ezrin and W. Scott Page.

                    **10.5 -- Amended and Restated Incentive Stock Option Plan
                              of 7th Level, Inc.

                    **10.6 -- Employee Stock Purchase Plan of 7th Level, Inc.

                     *10.7 -- Assignment and Assumption Agreement entered into
                              as of the 11th day of February, 1994 by and among the Company and 7th Level, a sole proprietorship.

                     *10.8 -- Employment Agreement entered into as of April 28,
                              1993 by and among the Company and George D.
                              Grayson.

                     *10.9 -- Letter Agreement dated as of January 20, 1994 from the Company to David R. Henkel.

                    *10.10 -- Asset Purchase Agreement entered into as of the
                              24th day of March, 1994, by and among the Company and MetroLight.

                    *10.11 -- Software License Agreement entered into as of the
                              24th day of March, 1994, by and among the Company and MetroLight.

                    *10.12 -- Assumption Agreement entered into as of the 24th day of March, 1994, by and among the Company and MetroLight.

                    *10.13 -- Registration Rights Agreement entered into as of the 24th day of March, 1994, by and among the Company and MetroLight.

                    *10.14 -- Letter Agreement dated as of November 11, 1993
                              from Python (Monty) Pictures, Ltd. to the Company.

                    *10.15 -- Letter Agreement dated as of June 8, 1993 relating to the services of Howie Mandel and accepted and agreed to on September 2, 1993 by the Company and Alevy Productions, Inc.

                   **10.16 -- Distribution Agreement entered into as of January
                              11, 1994 by and between the Company and Ingram Micro Inc. (Portions have been omitted and filed separately with the Commission in accordance with Rule 406 of the Securities Act of 1933, as amended, and the Registrant's request for confidential treatment.)

                    *10.17 -- Letter Agreement dated May 3, 1994 from the
                              Company to Charles Fleischer.

                   **10.18 -- Form of Exchange Agreement dated September __,
                              1994 among the Company and the Investors.

                   **10.19 -- Letter Agreement dated August 30, 1994 from Python
                              (Monty) Pictures Ltd. to the Company.

                  ***10.20 -- Letter Agreement dated September 16, 1994 from
                              International Business Machines Corporation to the Company.

                   **10.21 -- Letter Agreement dated May 25, 1994 from the
                              Company to Bill Plympton.

                   **10.22 -- Letter Agreement dated August 15, 1994 from Quincy
                              Jones--David Salzman Entertainment to the Company.

                   **10.23 -- Letter Agreement dated July 29, 1994 from Imperial
                              Bank to the Company.

                   **10.24 -- Letter Agreement dated September 6, 1994 from the
                              Company to Imperial Bank.

                   **10.25 -- Form of Bridge Loan Agreement dated as of July 13,
                              1994 among the Company and each Lender which is a signatory thereto.

                 ****10.26 -- Amended and Restated 1994 Non-Employee Directors'
                              Stock Option Plan of the Company.

                  ***10.27 -- Form of 7% Convertible Note Due February 11, 1999.

                  ***10.28 -- Loan Modification Agreement effective the 21st day of July, 1994 between the Company and George D. Grayson.

                *****10.29 -- Agreement made as of the 28th day of September,
                              1994, by and between Entec Associates ("Entec") and the Company, including exhibits thereto.

                *****10.30 -- Lock-Up Agreement made and entered into the 26th day of September, 1994 by and among Entec and the Company.

              *******10.31 -- Registration Rights Agreement entered into as of the 23rd day of February, 1995 by and among the Company and Todd Porter, Jeremiah O'Flaherty, Gregory Harvey, Stephen Kennedy, Harry Wenzel and Robert Legg.

               ******10.32 -- 7th Level, Inc. 7% Subordinated Notes Due 1996.

             ********10.33 -- Letter Agreement dated June 27, 1995 from Disney
                              Interactive, Inc. ("Disney") to the Company.

            *********10.34 -- Letter agreement dated August 31, 1995 by and between Morgan Creek Interactive, Inc. and the Company (portions of which have been omitted and filed separately with the Commission in accordance with Rule 406 of the Securities Act of 1933, as amended, and the Company's request for confidential treatment.

           **********10.35 -- Imperial Bank - Credit Terms and Conditions;
                              $6,000,000 Note; $5,000,000 Note; General Security Agreement; Mortgage, Assignment and Grant of Security Interest with Respect to Trademarks; and Mortgage, Assignment and Grant of Security Interest with Respect to Copyrights and Other Collateral, all dated September 6, 1996.

         ************10.36 -- Securities Purchase Agreement dated as of May 6,
                              1998, by and among the Company, Alpine Associates, a New Jersey Limited Partnership ("Alpine") and East West Capital Associates, Inc. ("Capital")

         ************10.37 -- Security Agreement dated as of May 6, 1998, by and among the Company, Capital, Alpine and Alpine, as collateral agent for itself and Capital.

         ************10.38 -- Senior Secured Promissory Note in the aggregate principal amount of $3,000,000 issued to Alpine.

         ************10.39 -- Senior Secured Promissory Note in the aggregate principal amount of $1,500,000 issued to Capital.

         ************10.40 -- Securities Purchase Agreement dated as of May 6,
                              1998, between the Company and the Purchasers parties thereto.

         ************10.41 -- Registration Rights Agreement dated May 6, 1998 by and among the Company and the Purchasers parties thereto

         ************10.42 -- Specimen of Preferred Stock certificate.

        *************10.43 -- Employment Agreement dated as of April 20, 1998 by and between the Company and Richard S. Merrick.

       **************10.44 -- Subscription Agreement dated as of December 14,
                              1998, by and between 7th Level, Inc. and Fletcher International Limited.

             (1)     10.45 -- Employment Agreement dated as of February 16, 1999 by and between the Company and Stephen Gott.

                      23.1 -- Consent of KPMG LLP.

                      23.2 -- Consent of Arthur Andersen LLP

           ***********99.1 -- Press release concerning the merger of 7th Level,
                              Inc. with Pulse Entertainment, Inc.

       ***************99.2 -- Press release of 7th Level, Inc. dated April 22,
                              1998 concerning cancellation of proposed merger with Pulse Entertainment, Inc. and commitments and terms for $4.5 million bridge loan and $10 million private placement.

      ****************99.3 -- Unaudited Pro Forma Condensed Balance Sheet of 7th
                              Level, Inc. as of May 31, 1998.

                       (b) -- Registrant filed a Current Report on Form 8-K ,
                              dated December 14, 1998, in respect to the Subscription Agreement with Fletcher International Limited under which Fletcher invested $5 million of equity into Registrant and has agreed to an equity line of credit for an additional $5 million.

----------

                 * Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33- 79092) filed with the Commission on May 18, 1994, and incorporated by reference herein.

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

             (1) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains and State of New York, on April 30, 1999.

                                                   7TH LEVEL, INC.



                                          By:   /s/ MARC E. LANDY
                                                ------------------
                                               Marc E. Landy
                                               Chief Financial Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                    Title

 /s/  MERV ADELSON               Director                      April 30, 1999
 -----------------------
      (Merv Adelson)

 /s/  JAMES A. CANNAVINO         Director                      April 30, 1999
 -----------------------
      (James A. Cannavino)

 /s/  ROBERT ALAN EZRIN          Vice Chairman of the Board    April 30, 1999
 -----------------------         and Director
     (Robert Alan Ezrin)

 /s/  STEPHEN P. GOTT            President, Chief Executive    April 30, 1999
 -----------------------         Officer and Director
      (Stephen P. Gott)          (Principal Executive
                                 Officer)

 /s/  MARC E. LANDY              Chief Financial Officer       April 30, 1999
 -----------------------         and Vice President
      (Marc E. Landy)            (Principal Financial
                                 Officer)

 /s/ RICHARD S. MERRICK          Director                      April 30, 1999
 ----------------------
     (Richard S. Merrick)

 /s/  DONALD SCHUPAK             Chairman of the Board and     April 30, 1999
 -----------------------         Director
     (Donald Schupak)

                                 7TH LEVEL, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



                                                        Balance at                                     Balance at
                                                        Beginning                                        End of
                   Description                          of Period       Additions      Deductions        Period
                   -----------                          ---------       ---------      ----------        ------

Allowance for sales returns, doubtful accounts and
price concessions
Year ended December 31, 1998:                           $1,126,524      $    4,007      $1,129,568      $      963
Year ended December 31, 1997:                            1,565,291       3,062,581       3,501,348       1,126,524
Year ended December 31, 1996:                            1,209,866       5,194,196       4,830,716       1,565,291

Reserve for Inventory Obsolescence
Year ended December 31, 1998:                           $  718,082      $        0      $  718,082      $        0
Year ended December 31, 1997:                              302,951         415,131             -0-         718,082
Year ended December 31, 1996:                              102,000         295,821          94,870         302,951

                                INDEX TO EXHIBITS



     Exhibit
     Number                                    Document Description
     ------                                    --------------------

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

                        **4.1--   Form of Bridge Loan Warrant.

              ************4.2--   Form of Warrant

              ************4.3--   Certificate of Designation of Series A
                                  Preferred Stock

              ************4.4--   Certificate of Designation of Series C
                                  Preferred Stock

                  (1)     4.5--   Certificate of Designation of Series D
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

                        *10.8-- Employment Agreement entered into as of April 28, 1993 by and among the Company and George
                                  D. Grayson.

                        *10.9-- Letter Agreement dated as of January 20, 1994 from the Company to David R. Henkel.

     Exhibit
     Number                                    Document Description
     ------                                    --------------------

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

                    ****10.26--   Amended and Restated 1994 Non-Employee
                                  Directors' Stock Option Plan of the Company.

                     ***10.27--   Form of 7% Convertible Note Due February 11,
                                  1999.

                     ***10.28--   Loan Modification Agreement effective the 21st
                                  day of July, 1994 between the

     Exhibit
     Number                                    Document Description
     ------                                    --------------------

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

            ************10.41--   Registration Rights Agreement dated May 6,
                                  1998 by and among the Company and the
                                  Purchasers parties thereto

            ************10.42--   Specimen of Preferred Stock certificate.

           *************10.43--   Employment Agreement dated as of April 20,
                                  1998 by and between the Company and Richard S.
                                  Merrick.

          **************10.44--   Subscription Agreement dated as of December
                                  14, 1998, by and between 7th

     Exhibit
     Number                                    Document Description
     ------                                    --------------------

                                  Level, Inc. and Fletcher International
                                  Limited.

                 (1)    10.45--   Employment Agreement dated as of February 16,
                                  1999 by and between the Company and Stephen
                                  Gott.

                         23.1--   Consent of KPMG LLP.

                         23.2--   Consent of Arthur Andersen LLP

              ***********99.1--   Press release concerning the merger of 7th
                                  Level, Inc. with Pulse Entertainment, Inc.

          ***************99.2--   Press release of 7th Level, Inc. dated April
                                  22, 1998 concerning cancelation of proposed merger with Pulse Entertainment, Inc. and commitments and terms for $4.5 million bridge loan and $10 million private placement.

         ****************99.3--   Unaudited Pro Forma Condensed Balance Sheet of
                                  7th Level, Inc. as of May 31, 1998.

----------------------------------

                       * Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33- 79092) filed with the Commission on May 18, 1994, and incorporated by reference herein.

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

                   (1) Filed as an Exhibit to the Company's Annual Report on From 10-K for the year ended December 31, 1998.