Form 10-Q
period 1999-03-31
7TH LEVEL INC
filed 1999-05-14
CIK 920038

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-24936

                                7TH LEVEL, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             75-2480669
        (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)             Identification No.)

           925 WESTCHESTER AVENUE                         10604
           WHITE PLAINS, NEW YORK
  (Address of principal executive offices)             (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 682-4300

                            ------------------------

    Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days. Yes
/X/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK, $0.01 PAR VALUE                   30,648,835
           (Title of Each Class)             Number of Shares Outstanding at
                                                       May 7, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                7TH LEVEL, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                     INDEX

PART I     FINANCIAL INFORMATION                                                        PAGE NO.
                                                                                      -------------

Item 1     Condensed Consolidated Balance Sheets as of March 31, 1999 and
             December 31, 1998......................................................            3

           Condensed Consolidated Statements of Operations for the three months
             ended March 31, 1999 and 1998..........................................            4

           Condensed Consolidated Statements of Stockholders' Equity for the three
             months ended March 31, 1999............................................            5

           Condensed Consolidated Statements of Cash Flows for the three months
             ended March 31, 1999 and 1998..........................................            6

           Notes to Condensed Consolidated Financial Statements.....................            7

Item 2     Management's Discussion and Analysis of Financial Condition and Results
             of Operations..........................................................           10

PART II    OTHER INFORMATION

Item 1     Legal Proceedings........................................................           15

Item 2     Changes in Securities....................................................           15

Item 6     Exhibits and Reports on Form 8-K.........................................           16

           SIGNATURE................................................................           17

PART 1 -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                7TH LEVEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                MARCH 31, 1999  DECEMBER 31, 1998
                                                                                --------------  -----------------
                                    ASSETS
Current assets:
  Cash and cash equivalents...................................................   $ 10,635,068     $  11,215,702
  Accounts receivable, net....................................................      1,295,872            42,317
  Other current assets........................................................        519,420           286,238
                                                                                --------------  -----------------
      Total current assets....................................................     12,450,360        11,544,257
Fixed assets, net.............................................................        403,284         1,399,652
Capitalized software, net.....................................................     15,132,013                --
Intangible assets, net........................................................      3,491,116             7,059
Goodwill......................................................................      9,763,140                --
Other assets..................................................................        107,138            65,421
                                                                                --------------  -----------------
      Total assets............................................................   $ 41,347,051     $  13,016,389
                                                                                --------------  -----------------
                                                                                --------------  -----------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................................   $    536,471     $     197,962
  Accrued expenses and other current liabilities..............................      3,980,550         2,504,299
  Current portion of deferred revenue.........................................      2,083,949                --
  Notes payable...............................................................         27,027           485,135
                                                                                --------------  -----------------
      Total current liabilities...............................................      6,627,997         3,187,396
Deferred revenue..............................................................      1,050,313                --
Other.........................................................................         31,994            45,916
                                                                                --------------  -----------------
      Total liabilities.......................................................      7,710,304         3,233,312
Commitments and contingencies
Stockholders' equity:
  Series B convertible preferred stock, par value $0.01 per share, 15,000 shares authorized; 0 and 1,395 shares issued and outstanding in 1999 and
    1998, respectively ($1,395,000 liquidation value).........................             --           628,800
  Series D convertible preferred stock, par value $0.01 per share, 35,000 shares authorized; 21,644 and 0 shares issued and outstanding in 1999 and
    1998, respectively ($21,644,000 liquidation value)........................            216                --
  Common stock, par value $0.01 per share, 100,000,000 shares authorized;
    31,090,042 and 23,763,622 shares issued and outstanding in 1999 and 1998,
    respectively..............................................................        310,900           237,636
  Additional paid-in capital..................................................    134,032,791        93,965,769
  Notes and accounts receivable from directors (Note 5).......................     (1,934,000)               --
  Accumulated deficit.........................................................    (98,773,160)      (85,049,128)
                                                                                --------------  -----------------
      Total stockholders' equity..............................................     33,636,747         9,783,077
                                                                                --------------  -----------------
      Total liabilities and stockholders' equity..............................   $ 41,347,051     $  13,016,389
                                                                                --------------  -----------------
                                                                                --------------  -----------------

  The accompanying notes are an intregral part of these condensed consolidated financial statements.

                                7TH LEVEL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                           MARCH 31, 1999       MARCH 31, 1998
                                                                         -------------------  -------------------
Net revenues...........................................................    $       755,565       $     461,753
Cost of revenues.......................................................            118,961              84,920
                                                                         -------------------  -------------------
      Gross profit.....................................................            636,604             376,833
                                                                         -------------------  -------------------
Operating expenses:
  Research and product development.....................................            558,633             817,362
  Sales and marketing..................................................            442,338             271,823
  General and administrative...........................................            700,535           1,107,240
  Depreciation and amortization........................................            374,086             565,054
  Restructuring charges................................................          2,492,917                  --
  Acquired in-process technology.......................................          9,676,898                  --
                                                                         -------------------  -------------------
      Total operating expenses.........................................         14,245,407           2,761,479
                                                                         -------------------  -------------------
      Operating loss...................................................        (13,608,803)         (2,384,646)
Interest and other, net................................................            (42,054)           (156,829)
                                                                         -------------------  -------------------
Net loss available to common stockholders..............................    $   (13,650,857)      $  (2,541,475)
                                                                         -------------------  -------------------
                                                                         -------------------  -------------------
Basic and diluted loss per common share................................    $         (0.50)      $       (0.18)
                                                                         -------------------  -------------------
                                                                         -------------------  -------------------
Basic and diluted weighted average shares outstanding..................         27,163,775          13,783,736
                                                                         -------------------  -------------------
                                                                         -------------------  -------------------

The accompanying notes are an intregral part of these condensed consolidated financial statements.

                                7TH LEVEL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                       CONVERTIBLE              CONVERTIBLE
                                              COMMON STOCK          PREFERRED SHARES B      PREFERRED SERIES D     ADDITIONAL
                                         -----------------------  ----------------------  -----------------------    PAID-IN
                                           SHARES      AMOUNT       SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL
                                         ----------  -----------  ----------  ----------  ----------  -----------  -----------
Balance at December 31, 1998             23,763,622  $   237,636       1,395  $  628,800          --  $        --  $93,965,769
  Common stock issued on conversion of
    Series B Preferred Stock...........     697,500        6,975      (1,395)   (628,800)         --           --      621,825
  Stock issued in connection with
    Street Technologies, Inc.
    acquistion.........................   4,948,182       49,482          --          --      21,644          216   36,438,818
  Series B dividends paid in common
    stock..............................      24,356          243          --          --          --           --       72,886
  Common stock issued upon exercise of
    warrants...........................     375,000        3,750          --          --          --           --           --
  Common stock issued upon conversion
    of notes payable...................     186,982        1,870          --          --          --           --      570,856
  Warrants and options issued to
    non-employees                                --           --          --          --          --           --      185,481
  Notes and accounts receivable from
    directors from the exercise of
    stock options......................          --           --          --          --          --           --           --
  Common stock issued under stock
    option plan and stock purchase
    plan...............................   1,094,400       10,944          --          --          --           --    2,177,156
  Net loss.............................          --           --          --          --          --           --           --
                                         ----------  -----------  ----------  ----------  ----------  -----------  -----------
Balance at March 31, 1999..............  31,090,042  $   310,900          --  $       --      21,644  $       216  $134,032,791
                                         ----------  -----------  ----------  ----------  ----------  -----------  -----------
                                         ----------  -----------  ----------  ----------  ----------  -----------  -----------

                                          NOTES AND
                                           ACCOUNTS
                                          RECEIVABLE
                                             FROM                       TOTAL
                                          DIRECTORS    ACCUMULATED   STOCKHOLDERS'
                                           (NOTE 5)      DEFICIT        EQUITY
                                         ------------  ------------  ------------
Balance at December 31, 1998              $       --   ($85,049,128)  $9,783,077
  Common stock issued on conversion of
    Series B Preferred Stock...........           --            --            --
  Stock issued in connection with
    Street Technologies, Inc.
    acquistion.........................           --            --    36,488,516
  Series B dividends paid in common
    stock..............................           --       (73,175)          (46)
  Common stock issued upon exercise of
    warrants...........................           --            --         3,750
  Common stock issued upon conversion
    of notes payable...................           --            --       572,726
  Warrants and options issued to
    non-employees                                 --            --       185,481
  Notes and accounts receivable from
    directors from the exercise of
    stock options......................   (1,934,000)           --    (1,934,000)
  Common stock issued under stock
    option plan and stock purchase
    plan...............................           --            --     2,188,100
  Net loss.............................           --   (13,650,857)  (13,650,857)
                                         ------------  ------------  ------------
Balance at March 31, 1999..............   $(1,934,000) ($98,773,160)  $33,636,747
                                         ------------  ------------  ------------
                                         ------------  ------------  ------------

  The accompanying notes are an intregral part of these condensed consolidated financial statements.

                                7TH LEVEL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of 7th Level, Inc. and subsidiaries (the "Company") as of March 31, 1999 and the results of operations and cash flows for the three month periods ended March 31, 1999 and March 31, 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999.

    Certain amounts in the prior periods' condensed consolidated financial statements have been reclassified for comparative purposes to conform to the current year presentation.

2. STREET TECHNOLOGIES, INC. ACQUISITION

    On February 16, 1999, the Company acquired all of the outstanding stock of Street Technologies, Inc., a privately held company, and began doing business as 7th Street.com, Inc. The Company began marketing and developing training solutions delivered over intranets and the Internet. To consummate the transaction, the Company issued 4,948,182 shares of common stock, par value $.01 per share (the "Common Stock"), of the Company and 21,644 shares of Series D 8% Preferred Stock (the "Series D Stock") with an aggregate liquidation preference of $21,644,000. Upon the receipt of the common stockholders' approval, the Series D Stock will automatically convert into 7,214,666 shares of Common Stock. The Series D stockholders are entitled to participate with the common stockholders in dividends and distributions and to vote on most matters on an "as converted" basis with the common stockholders and as a separate class, except for the vote on whether to convert the Series D Stock. The total value of the transaction was approximately $40,331,000 including $3,133,000 of assumed liabilities which consisted primarily of deferred revenue. The transaction was accounted for using the purchase method of accounting. The results of Street Technologies, Inc. subsequent to February 16, 1999 are included in the Company's condensed consolidated statement of operations.

    The aggregate purchase price of $40,331,000 consisted of the following:

DESCRIPTION                                                                         AMOUNT
-------------------------------------------------------------------------------  -------------
Common stock...................................................................  $  14,845,000
Preferred stock................................................................     21,644,000
                                                                                 -------------
      Subtotal.................................................................     36,489,000
Assumed liabilities............................................................      3,133,000
Acquisition costs..............................................................        709,000
                                                                                 -------------
      Total....................................................................  $  40,331,000
                                                                                 -------------
                                                                                 -------------

                                7TH LEVEL, INC.

                                  (UNAUDITED)

    The purchase price was allocated to the net assets aequired based upon their fair values. The fair values were determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques. The purchase price has been allocated as follows:

DESCRIPTION                                                                         AMOUNT
-------------------------------------------------------------------------------  -------------
Current assets.................................................................  $   1,763,000
Fixed assets...................................................................        343,000
Other assets...................................................................        490,000
Capitalized software...........................................................     14,717,000
Intangible assets..............................................................      3,519,000
Acquired in-process technology (written-off)...................................      9,677,000
Goodwill.......................................................................      9,822,000
                                                                                 -------------
      Total....................................................................  $  40,331,000
                                                                                 -------------
                                                                                 -------------

    The acquired in-process technology has been expensed as a charge against operations and is included in the accompanying condensed consolidated statement of operations for the three months ended March 31, 1999. The amount allocated to acquired in-process technology relates to projects that had not yet reached technological feasibility and that, until completion of development, had no alternative future use. These projects require substantial development and testing prior to reaching technological feasibility. However, there can be no assurance that these projects will reach technological feasibility or develop into products that may be sold by the Company. The acquired in-process technology has required, and may require substantial development by the Company. The intangible assets are being amortized over seven to twenty years. The Company recorded approximately $204,000 amortization expense relating to these intangible assets during the three months ended March 31, 1999.

    The operations of 7th Street.com have been included in the Company's condensed consolidated financial statements since the date of acquisition. The accompanying condensed consolidated statement of operations for the three months ended March 31, 1999 includes charges of approximately $9,677,000 associated with the write-off of acquired in-process technology and approximately $2,493,000 associated with a restructuring charge which includes the write-off of redundant assets, excess office space and employee severance. The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the period; it is not necessarily indicative of results that may occur in the future.

                                                                     PRO FORMA
                                                                    (UNAUDITED)
                                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                                        MARCH 31, 1999       MARCH 31, 1998
                                                      -------------------  -------------------
Revenue.............................................    $     1,000,000       $     739,000
Loss from operations................................        (14,276,000)         (3,153,000)
Net loss............................................        (14,240,000)         (3,141,000)
Loss per share......................................    $         (0.48)      $        (.17)

3. LOSS PER COMMON SHARE

    Basic and diluted loss per share was determined by dividing the net loss by the weighted average common shares outstanding during the period. Common stock equivalents are excluded from the loss per share calculation as their effect would be antidilutive.

                                7TH LEVEL, INC.

                                  (UNAUDITED)

4. CONVERSION OF 7% CONVERTIBLE NOTES PAYABLE

    The 7% Convertible Notes Payable (the "Notes") were due and payable on February 11, 1999. To induce the holders to convert the Notes into Common Stock, the Company on February 10, 1999 agreed with the holders of the Notes to amend the Notes to provide that the conversion price should be reduced to a price equal to 80% of the then current market price of the Common Stock. During February 1999, the Company issued 186,982 shares of Common Stock in exchange for approximately $458,000 of the Notes. The difference between the stated conversion price and the actual conversion price was approximately $115,000 and is included as interest expense in the accompanying condensed consolidated statement of operations. As of March 31, 1999, the remaining balance of $27,027 has not been paid to the one remaining holder.

5. STOCKHOLDERS' EQUITY

    In the first quarter of 1999, three members of the Board of Directors exercised their options to purchase an aggregate of 960,000 shares of Common Stock for an aggregate exercise of $1,940,000. In connection with these exercises, approximately $247,000 is currently due and the Company received promissory notes from these directors in the approximate amount of $1,687,000. The outstanding balance of $1,934,000 is included as notes and accounts receivable from directors in the stockholders' equity section of the condensed consolidated balance sheet. Under the terms of the promissory notes, interest accrues at a rate of 6% payable quarterly, or at the option of the holders, will accrue at a rate of 7% payable upon the maturity of the loan. The notes mature at various dates in 2004.

    As of March 31, 1999, all shares of the Company's Series B Convertible Preferred Stock had been converted into shares of Common Stock.

6. COMMITMENTS AND CONTINGENCIES

    The Company is involved in various claims and lawsuits that are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

7. INDUSTRY SEGMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. In the initial year of application, comparative information for earlier years must be restated. Management has determined that it does not have any separately reportable business segments.

                                7TH LEVEL, INC.

                                  (UNAUDITED)

8. SUBSEQUENT EVENTS

    In May of 1999, the Company acquired Panmedia Corporation. Panmedia is the parent company of Learn2.com, a leading online consumer learning community. To consummate the transaction, the Company issued 1,543,860 shares of Common Stock. The total value of the transaction was approximately $9,649,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

    In order to keep our stockholders informed of the Company's future plans and objectives, this Quarterly Report on Form 10-Q and other reports and statements issued by the Company and our officers from time-to-time contain, among other things, certain statements concerning the Company's future plans, objectives, performance, intentions and expectations that are or may be deemed to be "forward-looking statements". When we use the words "believe," "expect," "anticipate," "project" and similar expressions, this should alert you that this is a forward-looking statement. Forward-looking statements speak only as of the date the statement is made. The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders to take advantage of the "safe harbor" provisions of that Act.

    Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These factors include among others, the Company's ability to complete new products at planned costs and on planned schedules, the Company's ability to attract and retain strategic partners, the Company's ability to leverage intangible assets in its technology, and the Company's ability to maintain a sufficient level of financing for its business strategy. Additional factors which are beyond the Company's control and could influence results include market acceptance of the Company's products and services and adoption of the Internet as a medium of commerce and communications. See the discussion of the Company's business and a description of the various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statement which is included in Item 1 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

OVERVIEW

    7th Level, Inc. was founded in 1993 with the goal of becoming a leading developer and publisher of interactive entertainment and educational products as well as a creator of state of the art tools and technologies. In 1998, our research and development activities were focused primarily on developing and enhancing our Agent7-TM- technology. We recognized that appropriate applications of this technology were in the delivery of learning, education and enhanced communications. To strengthen our position in the marketplace, we searched for a viable and complementary partner with the appropriate technological assets, distribution channel, management expertise and abandoned our interactive entertainment business.

    On February 16, 1999, the Company acquired all of the outstanding stock of Street Technologies, Inc, a privately held company, and changed the name of Street to 7th Street.com, Inc. 7th Street.com markets and develops technology based training solutions delivered over intranets and the Internet. The Board of Directors has approved the change of the name of the Company from 7th Level, Inc. to 7th Street.com, Inc. and the renaming of the new subsidiary. The name change will be effective if approved by the stockholders. To consummate the transaction, the Company issued 4,948,182 shares of Common Stock and 21,644 shares of Series D 8% Preferred Stock (the "Series D Stock") with an aggregate liquidation preference of $21,643,970. Upon the receipt of common stockholders' approval the Series D Stock will automatically convert into 7,214,666 shares Common Stock. The Series D 8% Preferred Stockholders are entitled to participate with the Common Stockholders in dividends and distributions and to vote on most matters on an "as converted" basis with the Common Stockholders and as a separate class, except for the vote on whether to convert the Series D Stock. The total value of the transaction was approximately $40,331,000 including $3,133,000 of assumed liabilities (primarily deferred revenue) and is being accounted for using the purchase method of accounting, and accordingly, the assets and liabilities were recorded based upon their fair values at the date of acquisition. In connection with the acquisition of Street Technologies, Inc., the Company recorded approximately $13,341,000 in goodwill and other intangible assets, which are being amortized on a straight-line basis over periods of seven to twenty years and wrote-off approximately $9,677,000 of acquired in-process technology.

    The Company continues to use cash and operate at a loss (See "Liquidity and Capital Resources").

GENERAL

    As set forth in Note 2 in the accompanying condensed consolidated financial statements, the Company's reported results of operations for all periods prior to February 16, 1999 reflect only the results of operations of 7th Level, Inc. and, accordingly do not reflect the results of Street Technologies, Inc. The results prior to February 16, 1999 and the Company's balance sheet at December 31, 1998 are not reflective of the operations and financial position of the Company as presently constituted.

    The Company plans to significantly increase its operating expenses to increase its research and product development and sales and marketing operations, to help attain the Company's goal of being the world's leading provider of Internet and network delivered learning, education, and enhanced communications. The Company may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If the Company has a shortfall in revenues in relation to expenses, or if the Company's expenses exceed its revenues, then the Company's business, results of operations and financial condition would be materially and adversely affected. As a result of these factors, there can be no assurance that the Company will not incur losses on a quarterly and annual basis for the foreseeable future.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

    Revenues increased $294,000 from $462,000 to $756,000 for the three months ended March 31, 1999 primarily resulting from the integration of the two businesses (thus adding 7th Street.com's revenues from the period subsequent to the merger date to 7th Level's revenues). In 1999, approximately 69% of total revenues were related to 7th Street.com and the remaining 31% was attributed to the operations of 7th

Level, Inc. The revenues in 1998 were primarily from royalties while the revenues in 1999 were primarily from technology licenses and content sales.

    Cost of revenues for the three months ended March 31, 1999 was $119,000 or 15.7% of net revenues compared to $85,000 or 18.4% of revenues for the three months ended March 31, 1998. The decrease in 1999 as a percentage of net revenues is primarily due to the change in the composition of revenues.

    Research and product development expenses were $559,000 and $817,000 for the three months ended March 31, 1999 and 1998, respectively. Research and product development costs decreased 31.7% in 1999 due primarily to lower headcount and related cost structure at 7th Level.

    Sales and marketing expenses were $442,000 and $272,000 for the three months ended March 31, 1999 and 1998, respectively. Sales and marketing expenses increased $170,000 or 62.7% for the three months ended March 31, 1999 primarily due to the addition of 7th Street.com sales and marketing staff.

    General and administrative expenses were $701,000 and $1,107,000 for the three months ended March 31, 1999 and 1998, respectively. General and Administrative expenses decreased $407,000 or 36.7% for the three months ended March 31, 1999 primarily due to lower headcount and related cost structure at the newly merged company.

    Restructuring charges related to the merger were $2,493,000 for the three months ended March 31, 1999. The charges were comprised of the following:
$1,400,000 to the write-off of redundant assets, $493,000 excess office space and other costs, and $600,000 in employee severance costs.

    Depreciation and amortization expenses were $374,000 and $565,000 for the three months ended March 31, 1999 and 1998, respectively. Depreciation and amortization expenses decreased $191,000 or 33.8% for the three months ended March 31, 1999 primarily due to lower fixed assets in 1999 as a result of the write-off of approximately $1,400,000 of fixed assets. The 1999 expenses included $135,000 of depreciation on fixed assets, $35,000 of amortization of computer software and $204,000 of amortization on goodwill and intangible assets related to the merger. The 1998 expenses related primarily to depreciation and amortization on fixed assets.

    In connection with the acquisition of Street Technologies, Inc., the Company allocated $9,677,000 of the purchase price to acquired in-process technology. Accordingly, these costs were expensed as of the acquisition date. The amount allocated to acquired in-process technology relates to projects that had not yet reached technological feasibility and that, until completion of development, had no alternative future use. The technologies acquired in the acquisition of Street Technologies, Inc. will continue to require substantial additional development by the Company.

    Interest and other expenses were $42,000 and $157,000 for the three months ended March 31, 1999 and 1998, respectively. Interest and other expenses decreased $115,000 or 73.2%. Interest expense for the three months ended March 31, 1999 consisted primarily of a $62,000 obligation due to Fletcher International Limited and $115,000 of interest expense related to the conversion of 7% Convertible Notes. This decrease was partially offset by interest income of $141,000. For the three months ended March 31, 1998, interest and other expenses included the sale of surplus equipment that resulted in a loss of $160,000.

NET LOSS

    The net loss for the three months ended March 31, 1999 was $13,651,000 or $.50 per basic and diluted common share, compared to $2,541,000 or $.18 per basic and diluted common share for the three months ended March 31, 1998. The net loss was attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents decreased $581,000 during the first three months of the year to $10,635,000 at March 31,1999. Operating activities used $647,000 of cash in the first three months of 1999. The primary factor related to the use of cash from operating activities was the net loss of $13,651,000. The net loss was substantially offset by non-cash charges of $12,729,000 (principally $374,000 of depreciation and amortization, $185,000 non-cash warrant expense, $2,493,000 of restructuring charges, and $9,677,000 for the write-off of acquired in-process technology).

    The principal factors in the cash used in investing activities of $135,000 were the expenditures for fixed assets of $200,000 which was offset by the cash acquired in the acquisition of Street Technologies, Inc. of $774,000 reduced by acquisition costs of 709,000.

    Financing activities provided $201,000 of cash. This was primarily due to the issuances of common stock under the stock option and purchase plans, as well as the excerise of common stock options and warrants totaling $252,000. This was offset by repayments on existing capital leases totaling $51,000.

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

YEAR 2000

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

RECENTLY ISSUED ACCOUNTING PRINCIPLES

    Not applicable

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

ITEM 2. CHANGES IN SECURITIES

    In February of 1999, the Company acquired all of the outstanding stock of Street Technologies, Inc. Pursuant to the Agreement and Plan of Merger, the Company issued 4,948,182 shares of Common Stock and 21,644 shares of Series D Preferred Stock which will be converted upon common stockholders' approval into 7,214,666 shares of Common Stock. Additionally, there were options and warrants of Street Technologies, Inc. that were convertible into shares of common stock of Street Technologies Inc. Pursuant to the merger agreement, these options and warrants are excercisable into 5,007 shares of Series D Preferred Stock which will be converted upon stockholder approval into 1,669,184 shares of Common Stock.

    In February of 1999, the Company entered into an Employment Agreement, employing Stephen P. Gott as Chief Executive Officer of the Company. As an inducement to enter into this agreement, the Board of Directors granted to Mr. Gott an option to purchase 1,000,000 shares of Common Stock exercisable at a price equal to $3.25 per share.

    The Company believes that the issuance of the Common Stock and the Series D Preferred Stock issued in connection with the acquisition of Street Technologies, Inc. qualifies as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), based on the manner of offering (a negotiated sale to four "accredited investors" (as defined in Rule 501 of Regulation D under the Securities Act) and four non-accredited investors without general solicitation) and the purchasers' financial status, investment experience and investment intent, as represented to the Company.

    In February of 1999, the Board of Directors approved the grant of a warrant to purchase 250,000 shares of Common Stock to Ladenburg Thalmann & Co. Inc. in connection with an engagement letter executed in February 1999 to act as a financial advisor to the Company. Under the engagement letter, 150,000 shares of Common Stock will be issued at $5.00 per share and 100,000 shares at $7.50 per share.

    In March of 1999, the Board of Directors granted an option to purchase 20,000 shares of Common Stock to Robert Alan Ezrin exercisable at a price equal to $3.00 per share which was issued in consideration for the Company's obligations regarding Mr. Ezrin's severance entitlement as a former President and Chief Executive Officer of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       2.2   --         Agreement and Plan of Merger, dated as of May 13, 1999, by and among the Company,
                        7th Level Acquisition Corporation, Panmedia Corporation, Jason Roberts and
                        Patricia Roberts.
      10.46  --         Employment Agreement, dated as of May 13, 1999, by and between the Company and
                        Jason Roberts
      10.47  --         Registration Rights Agreement, dated May 13, 1999, by and among the Company,
                        Jason and Patricia Roberts.
      27     --         Financial data schedule

    (b) Reports on Form 8-K

    Registrant filed a Current Report on Form 8-K, dated January 15, 1999. As of January 15, 1999, the Registrant retained the services of Arthur Andersen LLP as their principal accountant to audit the Registrant's financial statements. The Registrant dismissed KPMG LLP as their principal accountant. The decision to change accountants was recommended by the Board.

    Registrant filed a Current Report on Form 8-K, dated February 16, 1999. Pursuant to the terms of the Agreement and Plan of Merger, dated as of February 16, 1999, 7th Level Merger Corporation, a wholly owned subsidiary of the Registrant merged with and into Street Technologies, Inc.

    Registrant filed a Current Report on Form 8-K/A on April 16, 1999. This Form 8-K/A was filed as an amendment to the Current Report on Form 8-K filed by the Company on February 25, 1999 in connection with the Company's acquisition of all of the common stock and preferred stock of Street Technologies, Inc.

                                7TH LEVEL, INC.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                7TH LEVEL, INC.

Date: May 14, 1999              By:              /s/ MARC E. LANDY
                                     -----------------------------------------
                                                   Marc E. Landy
                                     Vice President and Chief Financial Officer
                                           (Principal Financial Officer)