Form 10-Q/A
period 1999-03-31
7TH LEVEL INC
filed 1999-05-18
CIK 920038

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

                                7TH LEVEL, INC.
                                  FORM 10-Q/A
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                     INDEX

PART I     FINANCIAL INFORMATION                                                        PAGE NO.
                                                                                      -------------

Item 1     Condensed Consolidated Balance Sheets as of March 31, 1999 and
             December 31, 1998......................................................            3

           Condensed Consolidated Statements of Operations for the three months
             ended March 31, 1999 and 1998..........................................            4

           Condensed Consolidated Statements of Stockholders' Equity for the three
             months ended March 31, 1999............................................            5

           Condensed Consolidated Statements of Cash Flows for the three months
             ended March 31, 1999 and 1998..........................................            6

           Notes to Condensed Consolidated Financial Statements.....................            7

Item 2     Management's Discussion and Analysis of Financial Condition and Results
             of Operations..........................................................           10

PART II    OTHER INFORMATION

Item 1     Legal Proceedings........................................................           14

Item 2     Changes in Securities....................................................           14

Item 6     Exhibits and Reports on Form 8-K.........................................           15

           SIGNATURE................................................................           16

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

  The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                7TH LEVEL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                           MARCH 31, 1999       MARCH 31, 1998
                                                                         -------------------  -------------------
Cash flows from operating activities:
  Net loss.............................................................    $   (13,650,857)      $  (2,541,475)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization......................................            374,086             565,054
    Non-cash common stock warrant and option expense...................            185,481                  --
    Loss on sale of assets.............................................                 --             161,207
    Restructuring charges..............................................          2,492,917                  --
    Acquired in-process technology.....................................          9,676,898                  --
    Other..............................................................            114,570                  --
    Change in operating assets and liabilities.........................            159,994             171,029
                                                                         -------------------  -------------------
      Net cash used in operating activities............................           (646,911)         (1,644,185)
                                                                         -------------------  -------------------
Cash flows from investing activities:
  Capital expenditures.................................................           (199,784)            (22,240)
  Acquisition costs, net of cash acquired..............................             64,860                  --
  Proceeds from sale of assets.........................................                 --              39,529
                                                                         -------------------  -------------------
      Net cash (used in) provided by investing activities..............           (134,924)             17,289
                                                                         -------------------  -------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock under stock option and stock
    purchase plans.....................................................            248,100                  --
  Proceeds from exercise of warrants...................................              3,750                  --
  Repayment of debt....................................................            (50,649)            (57,875)
                                                                         -------------------  -------------------
      Net cash provided by (used in) financing activities..............            201,201             (57,875)
                                                                         -------------------  -------------------
      Net (decrease) in cash...........................................           (580,634)         (1,684,771)

Cash and cash equivalents, beginning of period.........................         11,215,702           2,465,079
                                                                         -------------------  -------------------
Cash and cash equivalents, end of period...............................    $    10,635,068       $     780,308
                                                                         -------------------  -------------------
                                                                         -------------------  -------------------
Supplemental disclosures of cash flow information--Cash paid for
  interest.............................................................    $         4,779       $          --
Schedule of noncash financing activities:

  Conversion of notes payable into common stock........................    $       572,726       $          --
  Notes and accounts receivable received upon excerise of stock
    options............................................................          1,934,000                  --

  Detail of acquisition:
    Fair value of assets acquired......................................         39,556,907                  --
    Liabilities assumed................................................         (3,133,250)                 --
    Common stock issued................................................        (14,844,546)                 --
    Preferred stock issued.............................................        (21,643,971)                 --
                                                                         -------------------  -------------------
    Acquisition costs, net of cash acquired............................            (64,860)                 --
    Cash acquired in acquisition.......................................            774,281                  --
                                                                         -------------------  -------------------
      Total acquisition costs..........................................    $       709,421       $          --
                                                                         -------------------  -------------------
                                                                         -------------------  -------------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

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

                                7TH LEVEL, INC.

Date: May 17, 1999              By:              /s/ MARC E. LANDY
                                     -----------------------------------------
                                                   Marc E. Landy
                                     Vice President and Chief Financial Officer
                                           (Principal Financial Officer)