Form 10-Q
period 1999-06-30
LEARN2 COM INC
filed 1999-08-16
CIK 920038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                   (MARK ONE)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-24936

                                LEARN2.COM, INC.

              (Exact name of registrant as specified in its charter)

                   DELAWARE                             75-2480669
        (State or other jurisdiction                  (IRS Employer
      of incorporation or organization)             Identification No.)

                             925 WESTCHESTER AVENUE
                          WHITE PLAINS, NEW YORK 10604
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 682-4300

      Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Common Stock, $0.01 Par Value                  40,401,900
      (Title of Each Class)             (Number of Shares Outstanding at
                                                August 9, 1999)

                                LEARN2.COM, INC.
                       (Formerly Known as 7th Level, Inc.)
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                      INDEX

PART I FINANCIAL INFORMATION                                           Page No.
                                                                       --------

Item 1    Condensed Consolidated Balance Sheets as of June 30, 1999
          and December 31, 1998 ......................................     1

          Condensed Consolidated Statements of Operations for the
          three and six months ended June 30, 1999 and 1998 ..........     2

          Condensed Consolidated Statement of Stockholders' Equity
          for the six months ended June 30, 1999 .....................     3

          Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 1999 and 1998 ....................     4

          Notes to Condensed Consolidated Financial Statements .......     5

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................    10

Item 3    Quantitative and Qualitative Disclosures about Market Risk .    17

PART II OTHER INFORMATION

Item 2    Changes in Securities and Use of Proceeds ..................    17

Item 4    Submission of Matters to a Vote of Security Holders ........    18

Item 6    Exhibits and Reports on Form 8-K ...........................    19

SIGNATURE ............................................................    20

                                LEARN2.COM, INC.
                       (Formerly Known as 7th Level, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                    June 30,   December 31,
                                                                      1999        1998
                                                                   ---------   ------------
                                                                  (unaudited)
               ASSETS
Current assets:
   Cash and cash equivalents                                       $   6,889    $  11,313
   Accounts receivable, net                                            2,029          174
   Other current assets                                                1,307          367
                                                                   ---------    ---------
         Total current assets                                         10,225       11,854
Fixed assets, net                                                        589        1,478
Capitalized software,  net                                            15,173           --
Intangible assets, net                                                 3,432            7
Goodwill                                                               9,714           --
Other assets                                                             149           80
                                                                   ---------    ---------

         Total assets                                              $  39,282    $  13,419
                                                                   =========    =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $     356    $     198
   Accrued expenses and other current liabilities                      3,027        2,513
   Current portion of deferred revenue                                 2,120           50
   Notes payable                                                         493          487
                                                                   ---------    ---------
        Total current liabilities                                      5,996        3,248
Deferred revenue                                                         933           --
Other                                                                    858           48
                                                                   ---------    ---------

          Total liabilities                                            7,787        3,296

Commitments and contingencies (Note 7)
Stockholders' equity:
Series B Convertible Preferred Stock, par value $0.01
  per share, 15,000 shares authorized; 0 and 1,395 shares issued and outstanding in 1999 and 1998, respectively ($1,395,000
  liquidation value)                                                      --          629
Series D Convertible Preferred Stock, par value $0.01
  per share, 35,000 shares authorized; 21,661 and 0 shares
  issued and outstanding in 1999 and 1998, respectively
  ($21,661,000 liquidation value)                                         --           --
Common stock, par value $0.01 per share, 100,000,000 shares
  authorized; 32,645,066 and 25,307,482 shares issued and
  outstanding in 1999 and 1998, respectively                             326          252
Additional paid-in-capital                                           134,034       93,963
Notes receivable from directors (Note 6)                              (1,687)          --
Accumulated deficit                                                 (101,178)     (84,721)
                                                                   ---------    ---------

         Total stockholders' equity                                   31,495       10,123
                                                                   ---------    ---------

         Total liabilities and stockholders' equity                $  39,282    $  13,419
                                                                   =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LEARN2.COM, INC.
                       (Formerly Known as 7th Level, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                   Six Months Ended              Three Months Ended
                                                   ----------------              ------------------
                                              June 30,        June 30,        June 30,        June 30,
                                              --------        --------        --------        --------
                                                1999            1998            1999            1998
                                                ----            ----            ----            ----
Net revenues                                $      2,816    $      1,100    $      1,791    $        502
Cost of revenues                                     626             216             440             107
                                            ------------    ------------    ------------    ------------
Gross profit                                       2,190             884           1,351             395
                                            ------------    ------------    ------------    ------------

Operating expenses:
  Research and product development                 1,565           1,491             973             667
  Sales and marketing                              1,746             503           1,231             208
  General and administrative                       1,718           3,677             971           2,546
  Depreciation and amortization                      989           1,040             610             475
  Restructuring charges                            2,493              --              --              --
  Acquired in-process technology                   9,677              --              --              --
  Other non-recurring charges                        277              --             277              --
                                            ------------    ------------    ------------    ------------
          Total operating expenses                18,465           6,711           4,062           3,896
                                            ------------    ------------    ------------    ------------
          Operating loss                         (16,275)         (5,827)         (2,711)         (3,501)
Interest and other, net                               76          (1,423)            117          (1,266)
                                            ------------    ------------    ------------    ------------
Net loss available to common shareholders   $    (16,199)   $     (7,250)   $     (2,594)   $     (4,767)
                                            ============    ============    ============    ============

Basic and diluted loss per common share     $      (0.53)   $      (0.45)   $       (.08)   $      (0.29)
                                            ============    ============    ============    ============

Weighted average shares outstanding           30,715,327      15,954,793      32,641,531      16,575,097
                                            ============    ============    ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LEARN2.COM, INC.
                       (Formerly Known as 7th Level, Inc.)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)
                                 (in thousands)



                                                                             CONVERTIBLE             CONVERTIBLE
                                                    COMMON STOCK         PREFERRED SERIES B       PREFERRED SERIES D    ADDITIONAL
                                               ---------------------   ----------------------    ---------------------    PAID-IN
                                                 SHARES      AMOUNT      SHARES       AMOUNT       SHARES      AMOUNT     CAPITAL
                                               ---------   ---------   ---------    ---------    ---------   ---------  ----------
Balance at December 31, 1998                      25,308   $     252           1    $     629           --    $     --   $  93,963
    Common stock issued on conversion of
       Series B Preferred Stock                      698           7          (1)        (629)          --          --         622
    Stock issued in connection with
       Street Technologies, Inc.
       acquisition                                 4,948          49          --           --           22          --      36,439
    Series B dividends paid in common
       stock                                          24           1          --           --           --          --          73
    Common stock issued upon exercise of
       warrants                                      375           4          --           --           --          --          --
    Common stock issued upon conversion of
       notes payable                                 187           2          --           --           --          --         571
    Warrants and options issued to
       non-employees                                  --          --          --           --           --          --         301
    Notes receivable from
       directors for the exercise of
       stock options                                  --          --          --           --           --          --          --
    Common and preferred stock issued under
       stock option plan and stock purchase
       plan                                        1,105          11          --           --           --          --       2,212
    Dividends distributed                             --          --          --           --           --          --          --
    Repayment of notes and accounts receivable
       from directors from the exercise of
       stock options                                  --          --          --           --           --          --          --
    Financing costs                                   --          --          --           --           --          --        (147)

    Net loss                                          --          --          --           --           --          --          --

                                               ---------   ---------   ---------    ---------    ---------   ---------   ---------
Balance at June 30, 1999                          32,645   $     326          --    $      --           22   $      --   $ 134,034
                                               =========   =========   =========    =========    =========   =========   =========

                                                   NOTES
                                                RECEIVABLE
                                                   FROM                         TOTAL
                                                 DIRECTORS    ACCUMULATED   STOCKHOLDERS'
                                                  (NOTE 5)      DEFICIT        EQUITY
                                                -----------  ------------   -------------
Balance at December 31, 1998                     $      --    $ (84,721)     $  10,123
    Common stock issued on conversion of
       Series B Preferred Stock                         --           --             --
    Stock issued in connection with
       Street Technologies, Inc.
       acquisition                                      --           --         36,488
    Series B dividends paid in common
       stock                                            --          (73)             1
    Common stock issued upon exercise of
       warrants                                         --           --              4
    Common stock issued upon conversion of
       notes payable                                    --           --            573
    Warrants and options issued to
       non-employees                                    --           --            301
    Notes receivable from
       directors for the exercise of
       stock options                                (1,934)          --         (1,934)
    Common and preferred stock issued under
       stock option plan and stock purchase
       plan                                             --           --          2,223
    Dividends distributed                               --         (185)          (185)
    Repayment of notes and accounts receivable
       from directors from the exercise of
       stock options                                   247           --            247
    Financing costs                                     --           --           (147)

    Net loss                                            --      (16,199)       (16,199)

                                                 ---------    ---------      ---------
Balance at June 30, 1999                         $  (1,687)   $(101,178)     $  31,495
                                                 =========    =========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LEARN2.COM, INC.
                       (Formerly Known as 7th Level, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             Six Months      Six Months
                                                                            Ended June 30,  Ended June 30,
                                                                                 1999           1998
                                                                            --------------  --------------
Cash flows from operating activities:
  Net loss                                                                     $(16,199)      $ (7,250)
Adjustments to reconcile net loss to net cash used in operating
  Activities:
  Depreciation and amortization                                                     989          1,040
  Non-cash compensation expense and interest                                         --          2,768
  Non-cash common stock warrant and option expense                                  185             --
  Gain on sale of assets                                                             --            161
  Restructuring charges                                                           2,493             --
  Acquired in-process technology                                                  9,677             --
  Other                                                                              57             --
Change in operating assets and liabilities                                       (1,059)            (76)
                                                                               --------       --------

       Net cash used in operating activities                                     (3,857)        (3,357)

Cash flows from investing activities:
   Capital expenditures, net                                                       (781)           (29)
   Acquisition costs, net of cash acquired                                           (8)            --
                                                                               --------       --------

Net cash used in investing activities                                              (789)           (29)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and stock
    purchase plans                                                                  531            646
Net proceeds from issuance of preferred stock                                        --          5,269
Net proceeds from debt issuance                                                      --          4,515
Proceeds from exercise of warrants                                                    4             21
Dividends distributed                                                              (185)           (38)
Principal payments under capital lease obligations                                 (128)            --
                                                                               --------       --------
       Net cash provided by financing activities                                    222         10,413
                                                                               --------       --------

       Net (decrease) increase in cash                                           (4,424)         7,027

Cash and cash equivalents, beginning of period                                   11,313          2,479

Cash and cash equivalents, end of period                                       $  6,889       $  9,506
                                                                               ========       ========

Supplemental disclosures of cash flow information--Cash paid for interest      $      7       $     --
                                                                               ========       ========

Schedule of noncash financing activities:

Conversion of notes payable into common stock                                       573             --
Notes and accounts receivable received upon exercise of stock options             1,687             --

Detail of acquisition:
 Fair value of assets acquired                                                 $ 39,630             --
 Liabilities assumed                                                             (3,133)            --
 Common stock issued                                                            (14,845)            --
 Preferred stock issued                                                         (21,644)            --
                                                                               --------
 Acquisition costs, net of cash acquired                                              8             --
 Cash acquired in acquisition                                                       774             --
                                                                               --------
   Total acquisition costs                                                     $    782
                                                                               ========

                                LEARN2.COM, INC.
                       (Formerly Known as 7th Level, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis  of Presentation

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Learn2.com, Inc. (formerly known as 7th Level, Inc.) and subsidiaries (the "Company") as of June 30, 1999 and the results of operations and cash flows for the six month periods ended June 30, 1999 and June 30, 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999. The condensed consolidated financial statements for the period ended June 30, 1998 have been restated to reflect the May 1999 acquisition of Panmedia Corporation ("Panmedia"), which was accounted for as a pooling of interests.

      Certain amounts in the prior periods' condensed consolidated financial statements have been reclassified for comparative purposes to conform to the current year presentation.

2. Summary of Significant Accounting Policies

Revenue Recognition

      The Company recognizes revenue in accordance with the provisions of Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." Revenues from software license agreements are recognized upon delivery and acceptance of the software if there are no significant post-delivery and acceptance obligations, and payment is fixed and determinable. Revenues for post-contract customer support are recognized ratably over the term of the support period. Revenues from development and consulting services are recognized in the period in which services are provided and the revenues are fixed and determinable.

      For direct and indirect sales to organizations, the Company recognizes revenue for the software license at the time of sale. In most instances, the Company provides web hosting services. The Company recognizes revenue for this post-contract support ratably over the hosting period, which is generally one year.

      The Company recognizes revenue for the sale to resellers during the year as product is delivered and payment is made. In most instances, the Company provides web hosting services and therefore recognizes revenue for this post-contract support ratably over the hosting period.

      Revenue from web site design and implementation services for corporate clients is recognized based on either time and materials charges incurred during the period, the acheivement of project milestones as defined by customer contracts or percentage of completion for fixed fee contracts.

      Advertising revenues on both banner and sponsorship contracts are recognized ratably over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. Payments received from advertisers prior to displaying their website advertisements are recorded as deferred revenue and are recognized ratably as the advertisements are displayed.

Software Development Costs

      The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," SFAS 86 requires the capitalization of certain software development costs once technological feasibility is established. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater.

3. Recent Developments and Business Combinations

      On July 14, 1999, the Company changed its name from 7th Level, Inc. to Learn2.com, Inc. The change was made in order to create a single brand and to more closely align the Company's identity with its product offerings.

ViaGrafix Acquisition

      In June 1999, the Company announced it would acquire ViaGrafix Corporation. Under the terms of the agreement, the Company will issue approximately 10.7 million shares of common stock. This represents 1.846 shares for each share of ViaGrafix common stock outstanding. The acquisition which is expected to be accounted for as a pooling-of-interests and is expected to close in the third quarter of 1999, subject to various conditions.

Panmedia Acquisition

      In May 1999, the Company merged with Panmedia Corporation ("Panmedia"). The Company exchanged 1,543,860 shares of common stock for all the outstanding common shares of Panmedia. The merger was accounted for as a pooling-of-interests, and, accordingly, the accompanying financial statements and footnotes have been restated to include the operations of Panmedia for all periods presented. During the three months and the six months ended June 30, 1999 and 1998, Panmedia's net revenue was $269,000, $136,000, $631,000 and
$566,000, respectively. During the three months and the six months ended June 30, 1999 and 1998, Panmedia's net income was $46,000, $58,000, $17,000 and
$302,000, respectively.

Street Technologies

      In February 1999, the Company acquired all of the outstanding stock of Street Technologies, Inc., a privately held company, and renamed the subsidiary 7th Street.com, Inc. The Company began marketing and developing training solutions delivered over intranets and the Internet. To consummate the transaction, the Company issued 4,948,182 shares of common stock and 21,644 shares of Series D 8% Preferred Stock (the "Series D Stock") with an aggregate liquidation preference of $21.6 million. On July 29, 1999, the Series D Stock automatically converted into 7,214,666 shares of common stock, the day after stockholder approval of the conversion. The total value of the transaction was approximately $40.4 million including $3.1 million of assumed liabilities, which consisted primarily of deferred revenue. The transaction was accounted for using the purchase method of accounting. The results of Street Technologies, Inc. subsequent to the acquisition are included in the Company's condensed consolidated statement of operations.

      The aggregate purchase price consisted of the following (in thousands):

Description                                                Amount
-----------                                                -------
Common stock ..........................................    $14,845
Preferred stock .......................................     21,644
                                                           -------
  Subtotal ............................................     36,489
Assumed liabilities ...................................      3,133
Acquisition costs .....................................        782
                                                           -------
  Total ...............................................    $40,404
                                                           =======

      The purchase price was allocated to the net assets acquired based upon their fair values. The fair values were determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques. The purchase price has been allocated as follows (in thousands):

Description                                                              Amount
-----------                                                              -------

Current assets ...............................................           $ 1,763
Fixed assets .................................................               343
Other assets .................................................               490
Capitalized software .........................................            14,717
Intangible assets ............................................             3,519
Acquired in-process technology (written-off) .................             9,677
Goodwill .....................................................             9,895
                                                                         -------
  Total ......................................................           $40,404
                                                                         =======

      The acquired in-process technology has been expensed as a charge against operations and is included in the accompanying condensed consolidated statement of operations for the six months ended June 30, 1999. The amount allocated to acquired in-process technology relates to projects that had not yet reached technological feasibility and that, until completion of development, had no alternative future use. These projects require substantial development and testing prior to reaching technological feasibility. However, these projects may not reach technological feasibility and may not develop into products that may be sold by the Company. The acquired in-process technology has required, and may require substantial development by the Company. The intangible assets are being amortized over seven to twenty years. The Company recorded approximately $427,000 and $630,000 in amortization expense relating to these intangible assets during the three and six months ended June 30, 1999, respectively.

      The accompanying condensed consolidated statement of operations for the six months ended June 30, 1999 includes charges of approximately $9.7 million associated with the write-off of acquired in-process technology and approximately $2.5 million associated with a restructuring charge which includes the write-off of redundant assets, excess office space and employee severance. The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the period; it is not necessarily indicative of results that may occur in the future.

                                    Pro Forma
                                   (Unaudited)
                      (in thousands, except per share data)

                               Three months ended            Six months ended
                               ------------------            ----------------
                        June 30, 1999  June 30, 1998  June 30, 1999   June 30, 1998
                        -------------  -------------  -------------   -------------
Revenue                   $  1,791       $  2,592       $  2,791       $  3,331
(Loss) income
from operations             (2,711)         1,510        (16,987)        (1,643)
Net (loss) income           (2,594)         1,517        (16,834)        (1,624)
(Loss) income per share   $   (.08)      $    .07       $   (.53)      $   (.08)

4. Loss Per Common Share

      Basic and diluted loss per share was determined by dividing the net loss by the weighted average common shares outstanding during the period. Common stock equivalents are excluded from the loss per share calculation, as their effect would be anti-dilutive.

5. Conversion of 7% Convertible Notes Payable

      The Company's 7% Convertible Notes Payable (the "Notes") were due and payable on February 11, 1999. To induce the holders to convert the Notes into common stock, the Company on February 10, 1999 agreed with the holders of the Notes to amend the Notes to provide that the conversion price should be reduced to a price equal to 80% of the then current market price of the common stock. During February 1999, the Company issued 186,982 shares of common stock in exchange for approximately $458,000 of the Notes. The difference between the stated conversion price and the actual conversion price was approximately $115,000 and is included as interest expense in the accompanying condensed consolidated statement of operations.

6. Stockholders' Equity

      In the first quarter of 1999, three members of the Board of Directors exercised their options to purchase an aggregate of 960,000 shares of Common Stock for an aggregate exercise price of $1,934,000. The outstanding balance of $1,687,000 is included as notes and accounts receivable from directors in the stockholders' equity section of the condensed consolidated balance sheet. Under the terms of the promissory notes, interest accrues at a rate of 6% per annum payable quarterly, or at the option of the holders, will accrue at a rate of 7% per annum payable upon the maturity of the loan. The notes mature at various dates in 2004.

      As of June 30, 1999, all shares of the Company's Series B Convertible Preferred Stock had been converted into shares of Common Stock.

7. Commitments And Contingencies

      The Company is involved in various claims and lawsuits that are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

8. Restructuring Charges

      During the six months ended June 30, 1999, the Company recorded a charge of approximately $2.5 million of incurred direct costs primarily related to the merger with Street Technologies, Inc. and the Company's reorganization plans to integrate the operations of Street Technologies, Inc. and the Company. The charges were comprised of the following: $1.4 million to write-off redundant assets, $493,000 excess office space and other costs, and $600,000 in employee severance costs.

      The following table summarizes the activity in the accruals during the period ended June 30, 1999. The balance of the restructuring accrual at June 30, 1999 is included in other accrued expenses and liabilities on the condensed consolidated balance sheet and is anticipated to be paid within the next three years.

(in thousands)

                                                                           Balance at
                                Restructuring   Non-cash                    June 30,
                                   Charges      Charges       Payments        1999
                                   -------      -------       --------        ----
Write-off of redundant assets      $ 1,400      $(1,385)      $   (15)      $    --
Office space and other costs           493           86          (164)          415
Employee severance costs               600          (34)         (537)           29
                                   -------      -------       -------       -------
             Total                 $ 2,493      $(1,333)      $  (716)      $   444
                                   =======      =======       =======       =======

9. Industry Segments

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

      Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These factors include among others, the Company's ability to complete new products at planned costs and on planned schedules, the Company's ability to attract and retain strategic partners and consummate acquisitions, the Company's ability to leverage intangible assets in its technology, and the Company's ability to maintain a sufficient level of financing for its business strategy. Additional factors that are beyond the Company's control and could influence results include market acceptance of the Company's products and services and adoption of the Internet as a medium of commerce and communications. See the discussion of the Company's business and a description of the various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward-looking statement which are included in Item 1 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

OVERVIEW

      On July 14, 1999, we changed our Company's name from 7th Level, Inc. to Learn2.com, Inc. We made the change in order to create a single brand and to more closely align our corporate identity with our product offerings.

      Learn2.com, Inc. was founded in 1993 with the goal of becoming a leading developer and publisher of interactive entertainment and educational products as well as a creator of state of the art tools and technologies. In 1998, our research and development activities were focused primarily on developing and enhancing our Agent7-TM technology. We recognized that appropriate applications of this technology were in the delivery of learning, training and enhanced communications. To strengthen our position in the marketplace, we searched for a viable and complementary partner with the appropriate technological assets, distribution channel and management expertise and abandoned our interactive entertainment business.

      On February 16, 1999, we acquired all of the outstanding stock of Street Technologies, Inc, a privately held company, and changed the name of Street Technologies to 7th Street.com, Inc. 7th Street.com markets and develops technology based training solutions delivered over intranets and the Internet. The total value of the transaction was approximately $40.4 million including $3.1 million of assumed liabilities, which were primarily deferred revenue, and was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities were recorded based upon their fair values at the date of acquisition. We recorded approximately $13.4 million in goodwill and other intangible assets, which are being amortized, on a straight-line basis over periods of seven to twenty years and wrote-off approximately $9.7 million of acquired in-process technology.

      On May 13, 1999, we acquired all of the outstanding stock of Panmedia Corporation, a privately held company. Panmedia produces a website which offers a wide spectrum of step by step instructions on skills, activities, and tasks. The total value of the transaction was approximately $9.7 million.

      As set forth on Note 3, our reported results of operations for all periods prior to February 16, 1999 do not reflect the results of Street Technologies. Consequently, the results prior to February 16, 1999 and our balance sheet at December 31, 1998 are not reflective of our operations and financial position as presently constituted. The results of operations for the three and six months ended June 30, 1999 and 1998 have been updated to reflect the acquisition of Panmedia on May 13, 1999. This acquisition was accounted for as a pooling of interests and therefore reflects the consolidation of Panmedia from its inception.

      In June 1999, we announced we would acquire ViaGrafix Corporation. Under the terms of the merger agreement, we will issue approximately 10.7 million shares of common stock. This represents 1.846 shares for each share of ViaGrafix common stock outstanding. The acquisition, which is expected to be accounted for as a pooling-of-interests and is expected to close in the third quarter of 1999, is subject to various conditions including shareholder approval of Learn2.com and ViaGrafix.

      We plan to significantly increase our research and product development and sales and marketing operations to help attain our goal of becoming the world's leading provider of Internet and network delivered learning and training products and services. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to expenses, or if our expenses exceed our revenues, then our business, results of operations and financial condition would be materially and adversely affected. We expect to incur losses on a quarterly and annual basis for the foreseeable future.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998 and Six Months Ended June 30, 1999 and June 1998

Revenues

      Revenues increased 258.6% from $502,000 to $1.8 million for the three months ended June 30, 1999 primarily resulting from the addition of 7th Street.com's revenues from the period subsequent to the merger date to Learn2.com's revenues. In 1999, approximately 65% of total revenues was related to 7th Street.com, 15% attributed to the operations of Learn2.com and 20% to the operations of Panmedia. Our 1998 revenues were derived primarily from advertising and website design while our 1999 revenues were derived primarily from technology licenses, content sales, advertising and website design.

      Revenues increased $1.7 million from $1.1 million to $2.8 million for the six months ended June 30, 1999 primarily resulting from the addition of 7th Street.com's revenues from the period subsequent to the merger date to Learn2.com's revenues. In 1999, approximately 59% of total revenues was related to 7th Street.com, 18% attributed to the operations of Learn2.com and 23% to the operations of Panmedia. Our 1998 revenues were derived primarily from royalties, advertising and website design while our 1999 revenues were derived primarily from technology licenses, content sales, advertising and website design.

Cost of Revenues

      Cost of revenues for the three months ended June 30, 1999 was $440,000 or 24.6% of net revenues compared to $107,000 or 21.4% of revenues for the three months ended June 30, 1998. The increase in 1999 as a percentage of net revenues is primarily due to the change in the composition of revenues.

      Cost of revenues for the six months ended June 30, 1999 was $626,000 or 22.3% of net revenues compared to $216,000 or 19.7% of revenues for the six months ended June 30, 1998. The increase in 1999 as a percentage of net revenues is primarily due to the change in the composition of revenues.

Research and Product Development Expenses

      Research and product development expenses were $973,000 and $667,000 for the three months ended June 30, 1999 and 1998, respectively. Research and product development costs increased $306,000 or 45.9% in 1999 and reflects our headcount and related cost structure as a result of our merger with 7th Street.com.

      Research and product development expenses were $1.6 million and $1.5 million for the six months ended June 30, 1999 and 1998, respectively. Research and product development costs increased $100,000 or 6.7% in 1999 and reflects our headcount and related cost structure as a result of our merger with 7th Street.com.

Sales and Marketing Expenses

      Sales and marketing expenses were approximately $1.2 million and $208,000 for the three months ended June 30, 1999 and 1998, respectively. Sales and marketing expenses increased $992,000 or 477.1% for the three months ended June 30, 1999 primarily due to the addition of 7th Street.com sales and marketing staff.

      Sales and marketing expenses were approximately $1.7 million and $503,000 for the six months ended June 30, 1999 and 1998, respectively. Sales and marketing expenses increased $1.2 million or 238.1% for the six months ended June 30, 1999 primarily due to the addition of 7th Street.com sales and marketing staff.

General and Administrative Expenses

      General and administrative expenses were $971,000 and $2.5 million for the three months ended June 30, 1999 and 1998, respectively. General and administrative expenses decreased $1.5 million or 61.2% for the three months ended June 30, 1999. General and administrative expenses for the quarter ended June 30, 1998 included approximately $1.4 million in non-cash compensation related to stock granted to the Company's Chairman and Vice Chairman and approximately $44,000 in charges for certain stock options and stock warrants granted to consultants. Excluding the one-time expenses, general and administrative expenses decreased approximately 9.8% between the two periods. The remaining decrease resulted from changes in headcount and related cost structure as a result of our merger with 7th Street.com.

      General and administrative expenses were $1.7 million and $3.7 million for the six months ended June 30, 1999 and 1998, respectively. General and administrative expenses decreased $2.0 million or 54.1% for the six months ended June 30, 1999. One time charges were recognized in the first half of 1998 totaling $1.8 million, which included approximately (i) $1.4 million in non-cash compensation related to stock granted to the Company's Chairman and Vice Chairman, (ii) $44,000 in charges for certain stock options and stock warrants granted to consultants and (iii) $400,000 related to professional fees associated with the terminated merger with Pulse. Excluding the one-time expenses, general and administrative expenses decreased approximately 10.5% between the two periods. The remaining decrease resulted from changes in headcount and related cost structure as a result of our merger with 7th Street.com.

Depreciation and Amortization

      Depreciation and amortization expenses were $610,000 and $475,000 for the three months ended June 30, 1999 and 1998, respectively. Depreciation and amortization expenses increased $135,000 or 28.4% for the three months ended June 30, 1999. The 1999 expenses included $81,000 of depreciation on fixed assets, $102,000 of amortization of computer software and $427,000 of amortization on goodwill and intangible assets related to the 7th Street.com merger. The 1998 expenses related primarily to depreciation and amortization on fixed assets.

      Depreciation and amortization expenses were $989,000 and $1.0 million for the six months ended June 30, 1999 and 1998, respectively. Depreciation and amortization expenses decreased $11,000 or 1.1% for the six months ended June 30, 1999 primarily due to lower fixed assets in 1999 as a result of the write-off of approximately $1,400,000 of fixed assets. The 1999 expenses included $216,000 of depreciation on fixed assets, $142,000 of amortization of computer software and $630,000 of amortization on goodwill and intangible assets related to the 7th Street.com merger. The 1998 expenses related primarily to depreciation and amortization on fixed assets.

Restructuring Charges

      Restructuring charges related to our merger with 7th Street.com. were approximately $2.5 million for the six months ended June 30, 1999. The charges were comprised of the following: $1.4 million to the write-off of redundant assets, $493,000 excess office space and other costs, and $600,000 in employee severance costs.

Acquired In-Process Technology

      In connection with our merger with 7th Street.com, we allocated $9.7 million of the purchase price to acquired in-process technology. Accordingly, these costs were expensed as of the acquisition date. The amount allocated to acquired in-process technology relates to projects that had not yet reached technological feasibility and that, until completion of development, had no alternative future use. The technologies acquired in this merger will continue to require substantial additional development.

Non-Recurring Costs

      During the second quarter of 1999, we completed our merger with Panmedia Corporation through the issuance of 1,543,860 shares of our common stock. We recorded a non-recurring charge of $277,000 for transaction costs associated with the merger.

Interest and Other Expenses, net

      Interest and other expenses, net was $117,000 of income compared to $1.3 million of expense for the three months ended June 30, 1999 and 1998, respectively. Interest and other expenses, net decreased $1.4 million. Interest and other expenses, net in 1999 consisted primarily of interest income while in 1998 interest and other expenses consisted primarily of $1.4 million related to the amortization of debt issuance costs and accretion of debt discount following our May 1998 financing transactions.

      Interest and other expenses, net was $76,000 of income compared to $1.4 million of expense for the six months ended June 30, 1999 and 1998, respectively. Interest and other expenses, net decreased $1.5 million. Interest and other expenses, net in 1999 consisted primarily of interest income while in 1998 interest and other expenses, net consisted primarily of $1.4 million related to the amortization of debt issuance costs and accretion of debt discount following the May 1998 financing transactions.

Net Loss

      The net loss for the three months ended June 30, 1999 was $2.6 million or $.08 per basic and diluted common share, compared to $4.8 million or $0.29 per basic and diluted common share for the three months ended June 30, 1998. The net loss was attributable to the factors discussed above.

      The net loss for the six months ended June 30, 1999 was $16.2 million or $0.53 per basic and diluted common share, compared to $7.3 million or $0.45 per basic and diluted common share for the six months ended June 30, 1998. The net loss was attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents decreased $4.4 million during the first six months of the year to $6.9 million at June 30, 1999. Operating activities net of $719,000 of payments relating to restructuring costs accrued during the period ended March 31, 1999 and acquisition costs related to the Panmedia acquisition of $277,000, used $2.9 million of cash in the first six months of 1999. The primary factor related to the use of cash from operating activities was the net loss of $16.2 million. The net loss was substantially offset by non-cash charges of $13.4 million (principally $989,000 of depreciation and amortization, $185,000 non-cash warrant expense, $2.5 million of restructuring charges, and $9.7 million for the write-off of acquired in-process technology).

      The principal factors in the cash used in investing activities of $789,000 were capital expenditures of $781,000 and offset by the cash acquired in our merger with 7th Street.com of $774,000 reduced by acquisition costs of $782,000.

      Financing activities provided $222,000 of cash. This was primarily due to the exercise of common stock options and warrants totaling $531,000 offset by dividends paid to Stockholders of $185,000 and payments on existing capital leases totaling $128,000.

      In the normal course of business, we evaluate potential acquisitions, joint ventures and strategic alliances that may complement our business. While we have no present commitments or agreements with respect to any material business combinations, other than the ViaGrafix merger, we may in the future consummate transactions that may require us to issue additional capital stock and this issuance may be significant.

      To date, we continue to use cash and operate at a loss. Our ability to achieve positive cash flow depends upon a variety of factors, including the timely introduction and market success of our products, the costs of developing, producing and marketing these products, adoption of the Internet as a medium of commerce and communications, and various other factors, some of which may be beyond our control. Management believes that with the acquisition of ViaGrafix, existing cash and investments will be sufficient to meet our operating requirements for approximately the next twelve months; however, if we are unable to consummate the ViaGrafix transaction, which is expected to close in the third quarter of 1999, our business, results of operations and financial condition and liquidity could be materially and adversely affected. If we require additional capital, we would seek financing through public or private sources, although we may not be able to obtain such financing.

YEAR 2000

      Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish twenty-first century dates from twentieth century dates. To function properly, these date-code fields must distinguish twenty-first century dates from twentieth century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

      STATE OF READINESS. We are dependent on the operation of numerous systems that may be adversely affected by the Year 2000 problem, including:

    - Internal systems.

    - Equipment, software and content supplied to us by third-party vendors that may not be Year 2000 compliant, including outside providers of web-hosting and Internet access services on which we are currently dependent.

    In addition, our future business depends on the successful operation of the Internet following the commencement of the Year 2000. If the Internet is inaccessible for an appreciable period of time, or if customers and users are unable to access our site, our business and revenues could be materially adversely affected. We are also subject to external forces that might generally affect industry and commerce, such as telecommunications, utilities or transportation companies Year 2000 compliance failures, related service interruptions and the economic impact that such failures have on our customers and advertisers.

      YEAR 2000 COMPLIANCE ASSESSMENT PLANS. Unlike other businesses, we do not have an installed base of legacy systems dating back many years. Nonetheless, in order to reduce the risks of the Year 2000 compliance problem, we have undertaken a two-phase process of analyzing the impact of the Year 2000 problem.

      First, we have completed a formal assessment of our primary internal systems. Based on such assessment and its knowledge of the specific software and systems, we currently believe that our systems are Year 2000 compliant in all material respects or can readily be brought into compliance with the application of corrective software modifications. In many cases, we expect these modifications to be provided by the vendors of the computer and software products we have installed. We have not incurred material costs to date in this informal phase of the assessment process, and currently do not believe that the cost of additional actions will have a material effect on our results of operations or financial condition.

      Second, we are in the process of performing a formal assessment of both our internal systems and the vendor-supplied items and services we employ to determine how the Year 2000 problem will affect all aspects of our operations. We are in the final stages of completing this second phase of our assessment. The formal process involves assessment of the following systems:

    - Hardware systems, including servers and systems used for data storage.

    - Software systems, including applications, development tools and proprietary code.

    - Infrastructure systems, including routers, hubs and networks.

    - Facility systems, including general building functions, security, HVAC and related operations.

    - The systems of our business partners, including content providers and ISPs.

      We are going to conduct our formal assessment of Year 2000 compliance by gathering information on each aspect of our systems, reviewing each component or application for date usage, and examining date representations. As to our systems, the preliminary results of this formal assessment are consistent with the results of our informal assessment. With respect to vendor-supplied items and services, we are conducting a review of product compliance information on such items and services available online, in vendor literature and through trade group information resources, contacting our vendors for compliance information, and maintaining documentation of assessments that have been performed by such vendors or outside sources.

      Each department is involved in this formal assessment process. Once complete, the formal assessment will lead to the creation of a formal re-mediation and contingency plan for achieving Year 2000 compliance. We do not anticipate, however, undertaking a formal assessment of the Year 2000 compliance of the Internet or our underlying telecommunications infrastructure, and will therefore be unable to predict the impact of Year 2000 issues that might affect the broader Internet business community, including ours.

      RESULTS OF COMPLIANCE EFFORTS TO DATE. Based on the completed informal assessment and progress on the formal assessment, we currently believe that our internal systems are or can readily be made Year 2000 compliant in all material respects. However, it is possible that these current internal systems contain undetected errors or defects with Year 2000 date functions. In addition, although we do not anticipate problems, vendor-supplied items and services could contain undetected errors or defects which, if not corrected, could result in serious unanticipated negative consequences, including significant downtime for one or more of our media properties.

      COSTS OF YEAR 2000 COMPLIANCE. Although we are not aware of any material operational issues or costs associated with preparing our internal systems for the Year 2000, and although we have not incurred material costs to date with respect to the Year 2000 compliance of these internal systems, the occurrence of any of the following events could materially and adversely affect our business, results of operations and financial condition:

    - Errors and defects are detected after the formal assessment process is complete.

    - Third-party equipment, software or content fails to operate properly with regard to the Year 2000.

    - Web advertisers expend significant resources to correct their current systems for Year 2000 compliance, resulting in reduced funds available for web advertising or sponsorship of web services.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

      Not applicable

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      In May 1999, we acquired all of the outstanding stock of Panmedia Corporation. Pursuant to the Agreement and Plan of Merger, we issued 1,543,860 shares of Common Stock.

      In May of 1999, we entered into an Employment Agreement, employing Jason Roberts as an Executive Vice President of the Company. As an inducement to enter into this agreement, the Board of Directors granted to Mr. Roberts an option to purchase 300,000 shares of Common Stock exercisable at a price equal to $6.25 per share.

      As part of the merger with Panmedia Corporation, options to purchase an additional 300,000 shares of our common stock excercisable at a price equal to $6.25 per share were granted to certain employees of Panmedia as an inducement to retain the services of these employees.

      We believe that the issuance of the common stock qualifies as a transaction by an issuer not involving a public offering within the meaning of
Section 4(2) of the Securities Act of 1933, as amended, based on the manner of offering which was a negotiated sale to two "accredited investors", as defined in Rule 501 of Regulation D under the Securities Act, without general solicitation, and the purchasers' financial status, investment experience and investment intent, as represented to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on July 28, 1999. The results of the voting were as follows:

Proposal 1:  Election of Directors of the Company

---------------------------------------------------
                                          Votes
Nominee                     Votes For   Withheld
---------------------------------------------------

---------------------------------------------------
Donald Schupak             36,561,919    297,319
---------------------------------------------------
Stephen P. Gott            36,640,537    218,701
---------------------------------------------------
Robert Alan Ezrin          36,561,654    297,584
---------------------------------------------------
Merv Adelson               36,546,554    312,684
---------------------------------------------------
James A. Cannavino         36,475,072    402,166
---------------------------------------------------
Jason R. Roberts           36,641,397    217,841
---------------------------------------------------

---------------------------------------------------

Proposal 2: Approval of the issuance of (i) 7,220,323 shares of the Company's
      Common stock upon conversion of the Company's currently outstanding shares of Series D Preferred Stock and (ii) 1,635,355 shares of Common Stock upon the exercise of stock options and warrants which are currently excercisable for shares of Series D Preferred Stock.

                  Votes For:                         17,420,139
                  Votes Against:                        553,914
                  Votes Abstaining:                     161,202

Proposal 3: Approval of the Company's 1999 Stock Option Plan

                  Votes For:                         24,230,926
                  Votes Against:                        773,511
                  Votes Abstaining:                     153,748

Proposal 4: Approval to amend the Company's Amended and Restated Incentive Stock
      Option Plan to conform with the terms and conditions of the Company's 1999 Stock Option Plan.

                  Votes  For:                        24,725,255
                  Votes Against:                        727,925
                  Votes Abstaining:                     157,544

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      27 --   Financial data schedule

      (b) Reports on Form 8-K

      Registrant filed a Current Report on Form 8-K/A on April 16, 1999. This Form 8-K/A was filed as an amendment to the current report on Form 8-K, dated February 16, 1999, in connection with the Company's acquisition of all the common stock of Street Technologies, Inc.

      Registrant filed a Current Report on Form 8-K, dated May 13, 1999. Pursuant to the terms of the Agreement and Plan of Merger, dated as of May 13, 1999, 7th Level Acquisition Corporation, a wholly-owned subsidiary of the Company merged with and into Panmedia Corporation.

      Registrant filed a current report on Form 8-K, dated June 1, 1999. Pursuant to the terms of the Agreement and Plan of Merger, dated as of June 1, 1999, 7th Level Merger Corporation, a wholly-owned subsidiary of the registrant will merge with and into ViaGrafix Corporation subject to certain conditions including stockholder approval of the registrant and ViaGrafix.

      Registrant filed a Current Report on Form 8-K/A on June 30, 1999. This Form 8-K/A was filed as an amendment to the Current Report on Form 8-K, dated May 13, 1999, in connection with the Company's acquisition of all of the common stock of Panmedia Corporation.

                                LEARN2.COM, INC.
                       (Formerly Known as 7th Level, Inc.)
                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LEARN2.COM, INC.

Date: August 16, 1999                     By: /s/ MARC E. LANDY
                                              --------------------------------
                                                  Marc E. Landy
                           Vice President, Chief Financial Officer and Secretary

                                                   (Principal Financial Officer)