Form 10-Q
period 1999-09-30
LEARN2 COM INC
filed 1999-11-15
CIK 920038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                   (MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

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

                       1311 MAMARONECK AVENUE, SUITE 210
                          WHITE PLAINS, NEW YORK 10605
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 682-4300

     Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No /_/

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $0.01 Par Value                   50,993,030
   (Title of Each Class)             (Number of Shares Outstanding at
                                             November 8, 1999)

                                LEARN2.COM, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                      INDEX

PART I FINANCIAL INFORMATION                                                         PAGE NO.
Item 1    Condensed Consolidated Balance Sheets as of September 30, 1999
          and December 31, 1998 ....................................................      1

          Condensed Consolidated Statements of Operations for the
          three and nine months ended September 30, 1999 and 1998 ..................      2

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1999 and 1998 ............................      3

          Condensed Consolidated Statement of Changes in Stockholders' Equity
          for the nine months ended September 30, 1999 .............................      4

          Notes to Condensed Consolidated Financial Statements .....................      5

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations ................................................     11

Item 3    Quantitative and Qualitative Disclosures about Market Risk ...............     20

PART II OTHER INFORMATION

Item 1    Legal Proceedings.........................................................     21

Item 2    Changes in Securities and Use of Proceeds ................................     21

Item 4    Submission of Matters to a Vote of Security Holders ......................     21

Item 6    Exhibits and Reports on Form 8-K .........................................     23

SIGNATURE ..........................................................................     24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                LEARN2.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                               September 30,      December 31,
                                                                                  1999                1998
                                                                               (unaudited)         (restated)

                                 ASSETS
Current assets:
   Cash and cash equivalents                                                       $  11,505      $  24,359
   Accounts receivable, net                                                            4,266          4,887
   Inventories                                                                         2,833          1,909
   Other current assets                                                                2,903          1,090
                                                                                   ---------      ---------
         Total current assets                                                         21,507         32,245
Fixed assets, net                                                                      3,911          4,542
Capitalized software, net                                                             15,192            169
Intangible assets, net                                                                 3,374            214
Goodwill                                                                               9,701             88
Other assets                                                                             244            811
                                                                                   ---------      ---------
         Total assets                                                              $  53,929      $  38,069
                                                                                   =========      =========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $   1,951      $   1,965
   Accrued expenses and other current liabilities                                      4,132          2,877
   Current portion of deferred revenue                                                 1,862             50
   Notes payable                                                                         476            738
                                                                                   ---------      ---------
         Total current liabilities                                                     8,421          5,630
Deferred revenue                                                                         816           --
Other                                                                                     23             48
                                                                                   ---------      ---------
            Total liabilities                                                          9,260          5,678

Commitments and contingencies (Note 8)

Minority interest in subsidiary                                                           20           --

Stockholders' equity:
Series B Convertible Preferred Stock, par value $0.01 per share, 15,000 shares authorized; 0 and 1,395 shares issued and outstanding in 1999 and 1998,
  respectively ($1,395 liquidation value)                                               --              629
Common stock, par value $0.01 per share, 100,000,000 shares authorized;
  50,993,030 and 36,136,746 shares issued and
  outstanding in 1999 and 1998, respectively                                             510            361
Additional paid-in-capital                                                           154,497        114,315
Notes receivable from directors (Note 7)                                              (1,687)          --
Accumulated deficit                                                                 (108,671)       (82,914)
                                                                                   ---------      ---------
         Total stockholders' equity                                                   44,649         32,391
                                                                                   ---------      ---------
      Total liabilities and stockholders' equity                                   $  53,929      $  38,069
                                                                                   =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LEARN2.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           -----------------------------    ------------------------------

                                                           September 30,    September 30,     September 30,     September 30,
                                                              1999             1998               1999             1998
                                                           ------------     ------------      ------------      ------------
Net revenues                                              $      5,259      $      4,576     $     21,023      $     13,940
Cost of revenues                                                 1,256               923            5,258             3,103
                                                          ------------      ------------     ------------      ------------
Gross profit                                                     4,003             3,653           15,765            10,837
                                                          ------------      ------------     ------------      ------------
Operating expenses:
  Research and product development                               1,543             1,489            4,253             3,737
  Sales and marketing                                            4,682             1,396           14,696             5,221
  General and administrative                                     1,728             2,536            5,306             6,955
  Depreciation and amortization                                    975               205            2,516             1,450
  Restructuring charges                                            999              --              3,493              --
  Acquired in-process technology                                  --                --              9,677              --
  Other non-recurring costs                                      2,298              --              2,575              --
                                                          ------------      ------------     ------------      ------------
          Total operating expenses                              12,225             5,626           42,516            17,363
                                                          ------------      ------------     ------------      ------------
          Operating loss                                        (8,222)           (1,973)         (26,751)           (6,526)

Interest and other, net                                            174                63             (114)            1,323
                                                          ------------      ------------     ------------      ------------
Loss before income taxes                                        (8,396)           (2,036)         (26,637)           (7,849)

(Benefit) provision for income taxes                              (283)               14           (1,139)              412
                                                          ------------      ------------     ------------      ------------
Net loss                                                  $     (8,113)     $     (2,050)    $    (25,498)     $     (8,261)

Dividends on Preferred Stock                                      --                (338)            --                (338)

Beneficial conversion feature in
   association with Preferred Stock                               --              (5,479)            --              (5,479)
                                                          ------------      ------------     ------------      ------------
Net loss available to common shareholders                 $     (8,113)     $     (7,867)    $    (25,498)     $    (14,078)
                                                          ============      ============     ============      ============
Basic and diluted loss per common share                   $      (0.17)     $      (0.26)    $      (0.58)     $      (0.52)
                                                          ============      ============     ============      ============

Weighted average basic and diluted shares outstanding       48,748,255        30,246,313       43,888,478        27,217,269
                                                          ============      ============     ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LEARN2.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  Nine Months Ended  Nine Months Ended
                                                                    September 30,      September 30,
                                                                        1999              1998
Cash flows from operating activities:
  Net loss                                                              $(25,498)     $ (8,261)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                            2,516         1,450
  Non-cash compensation expense and interest                                  29         3,120
  Non-cash common stock warrant and option expense                           400          --
  Minority interest in loss of subsidiary                                     20          --
  Bad debt expense                                                            37            87
  Loss on sale of assets                                                       9           172
  Restructuring charges                                                    3,493          --
  Write off of acquired in-process technology                              9,677            37
  Other                                                                      118            48
  Change in operating assets and liabilities                              (1,637)       (1,887)
                                                                        --------      --------
  Net cash used in operating activities                                  (10,836)       (5,234)

Cash flows from investing activities:
   Capital expenditures, net                                              (2,006)       (1,740)
   Acquisition costs, net of cash acquired                                    (8)         --
                                                                        --------      --------
Net cash used in investing activities                                     (2,014)       (1,740)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and stock
    purchase plans                                                           450           682
Net proceeds from issuance of Preferred Stock                               --           5,269
Net proceeds from debt issuance                                             --           4,311
Repayments of debt                                                          (148)       (3,995)
Proceeds from exercise of warrants                                          --              81
Proceeds from ViaGrafix initial public offering of common stock             --          19,574
Dividends distributed                                                       (186)          (42)
Principal payments under capital lease obligations                          (120)         --
                                                                        --------      --------
   Net cash (used in) provided by financing activities                        (4)       25,880
                                                                        --------      --------
   Net (decrease) increase in cash                                       (12,854)       18,907

Cash and cash equivalents, beginning of period                            24,359         2,697
                                                                        --------      --------

Cash and cash equivalents, end of period                                $ 11,505      $ 21,603
                                                                        ========      ========
Supplemental disclosures of cash flow information:
 Cash paid for interest                                                   $   21      $   --
                                                                        ========      ========

                                LEARN2.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

Schedule of noncash financing activities:

Conversion of notes payable into common stock                                  573           --
Notes received from directors upon exercise of stock options                 1,687           --

Detail of Street Technologies acquisition:
 Fair value of assets acquired                                            $ 39,630           --
 Liabilities assumed                                                        (3,133)          --
 Common stock issued                                                       (14,845)          --
 Preferred Stock issued                                                    (21,644)          --
                                                                          --------     --------
 Acquisition costs, net of cash acquired                                         8           --
 Cash acquired in acquisition                                                  774           --
                                                                          --------     --------
   Total acquisition costs                                                $    782     $     --
                                                                          ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LEARN2.COM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                                                                      Convertible   Convertible
                                                          Common Stock   Common Stock                  Preferred    Preferred
                                                          Total Shares   Total Amount Conv Pfd Ser A   Series B     Series D
                                                          ------------   ------------ --------------  -----------   -----------
Balance at December 31, 1998                                36,137          361             --           629              --
  Common stock issued on conversion
   of Series B Preferred Stock                                 698            7             --          (629)             --
  Common stock issued on conversion
   of Series D Preferred Stock                               7,220           72             --            --              --
  Common stock issued in connection with
   Street Technologies, Inc. acquisition                     4,948           49             --            --              --
  Series B dividends paid in common stock                       24            1             --            --              --
  Common stock issued on exercise of warrants                  375            4             --            --              --
  Common stock issued upon conversion of
   notes payable                                               187            2             --            --              --
  Warrants and options issued to non-employees                --           --               --            --              --
  Notes and accounts receivable from directors
   from the exercise of stock options                         --           --               --            --              --
  Repayment of notes and accounts receivable
   from directors from the exercise of stock options          --           --               --            --              --
  Common stock issued under Stock Option Plan
   and Stock Purchase Plan                                   1,633           16             --            --              --
  Purchase and cancellation of common stock                   (229)          (2)            --            --              --
  Amortization of unearned compensation                       --           --               --            --              --
  Series D Preferred Stock issued under
   Stock Option Plan                                          --           --               --            --              --
  Dividend distribution                                       --           --               --            --              --
  Financing costs                                             --           --               --            --              --
  Net loss                                                    --           --               --            --              --
                                                            ------        -----            ---           ---             ---
Balance at September 30, 1999 (unaudited)                   50,993        $ 510            $--         $  --             $--
                                                            ======        =====            ===          ===              ===

                                                                                        Cumulative   Unrealized      Notes & A/R
                                                                          Unearned      translation  Gain (loss) on     from
                                                               APIC       Compensation  Adjustment   Investments      Directors

Balance at December 31, 1998                                  114,419         (104)        --             --              --
  Common stock issued on conversion
   of Series B Preferred Stock                                    622         --           --             --              --
  Common stock issued on conversion
   of Series D Preferred Stock                                    (72)        --           --             --              --
  Stock issued in connection with
   Street Technologies, Inc. acquisition                       36,439         --           --             --              --
  Series B dividends paid in common stock                          73         --           --             --              --
  Common stock issued on exercise of warrants                    --           --           --             --              --
  Common stock issued upon conversion of
   notes payable                                                  571         --           --             --              --
  Warrants and options issued to non-employees                    400         --           --             --              --
  Notes and accounts receivable from directors
   from the exercise of stock options                            --           --           --             --           (1,934)
  Repayment of notes and accounts receivable
   from directors from the exercise of stock options             --           --           --             --              247
  Common stock issued under Stock Option Plan
   and stock Purchase Plan                                      3,058         --           --             --              --
  Purchase and cancellation of common stock                      (806)        --           --             --              --
  Amortization of unearned compensation                          --             26         --             --              --
  Series D Preferred Stock issued under
   Stock Option Plan                                               18         --           --             --              --
  Dividend distribution                                          --           --           --             --              --
  Financing costs                                                (147)        --           --             --              --
  Net loss                                                       --           --           --             --              --
                                                              -------        -----        ---            ---          -------
Balance at September 30, 1999 (unaudited)                     154,575        $ (78)       $--            $--         $(1,687)
                                                              =======        =====        ====           ====        ========

                                                                                            Equity
                                                               Accum Deficit  Treasury Shs  Total
Balance at December 31, 1998                                     (82,914)         --         32,391
  Common stock issued on conversion
   of Series B Preferred Stock                                      --            --           --
  Common stock issued on conversion
   of Series D Preferred Stock                                      --            --           --
  Common stock issued in connection with
   Street Technologies, Inc. acquisition                            --            --         36,488
  Series B dividends paid in common stock                            (73)         --              1
  Common stock issued on exercise of warrants                       --            --              4
  Common stock issued upon conversion of
   notes payable                                                    --            --            573
  Warrants and options issued to non-employees                      --            --            400
  Notes and accounts receivable from directors
   from the exercise of stock options                               --            --         (1,934)
  Repayment of notes and accounts receivable
   from directors from the exercise of stock options                --            --            247
  Common stock issued under Stock Option Plan
   and Stock Purchase Plan                                          --            --          3,074
  Purchase and cancellation of common stock                         --            --           (808)
  Amortization of unearned compensation                             --            --             26
  Series D Preferred Stock issued under
   Stock Option Plan                                                --            --             18
  Dividend distribution                                             (186)         --           (186)
  Financing costs                                                   --            --           (147)
  Net loss                                                       (25,498)         --        (25,498)
                                                                 -------         ---        -------
Balance at September 30, 1999 (unaudited)                      $(108,671)        $--       $ 44,649
                                                               =========         ===        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 LEARN2.COM,INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Learn2.com, Inc. (formerly known as 7th Level, Inc.) and its subsidiaries (the "Company") as of September 30, 1999 and the results of operations and cash flows for the nine month periods ended September 30, 1999 and September 30, 1998.


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

     These financial statements should be read in conjunction with the supplementary consolidated financial statements and related notes included in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission ("SEC") on November 12, 1999. The Company consummated acquisitions of the following companies, as of the dates indicated, in business combinations that were accounted for as poolings-of-interests: ViaGrafix Corporation ("ViaGrafix"), August 1999 and Panmedia Corporation ("Panmedia"), May 1999. The condensed consolidated financial statements and the accompanying notes reflect the Company's financial position and the results of operations as if the acquired entities were wholly-owned subsidiaries of the Company since inception.

     Components of the consolidated results of operations of the Company and of ViaGrafix and Panmedia prior to their acquisitions by the Company are as follows (in thousands):

                          THREE MONTHS ENDED              NINE MONTHS ENDED
                             SEPTEMBER 30,                  SEPTEMBER 30,
                        ----------------------         ----------------------
                          1999          1998             1999          1998
                        --------      --------         --------      --------
                              (UNAUDITED)                    (UNAUDITED)
NET REVENUES

Learn2.com ......       $  1,848      $    251         $  3,676      $    785
ViaGrafix .......          3,411         4,017           16,715        12,281
Panmedia ........             --           308              632           874
                        --------      --------         --------      --------
Total ...........       $  5,259      $  4,576         $ 21,023      $ 13,940
                        ========      ========         ========      ========

NET INCOME (LOSS)

Learn2.com ......       $ (5,851)     $ (2,271)        $(21,992)     $ (9,823)
ViaGrafix .......         (2,262)          157           (3,523)        1,196
Panmedia ........             --            64               17           366
                        --------      --------         --------      --------
Total ...........       $ (8,113)     $ (2,050)        $(25,498)     $ (8,261)
                        ========      ========         ========      ========


     Certain amounts in the prior periods' condensed consolidated financial statements have been reclassified for comparative purposes to conform to the current period presentation.

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

     Revenue from physical product sales are recognized on all products at the time of delivery. Computer software training videos and interactive CD-ROM software training products can be returned within 60 days or, for certain retailers, under a stock return policy. The Company records an estimate of the amount, when significant, of returns expected in the next 60 days or under each stock return policy at the time of the initial delivery of the products. The Company sells its CAD software with no obligations beyond the delivery date of the software. The Company's price for its products is fixed at the date of sale, and the sale is not contingent upon resale of the products or affected by damage or theft of the products.

     For direct and indirect sales of streamed learning content, the Company recognizes revenue at the time of transaction. In most instances, the Company provides web hosting services. The Company recognizes revenue for this post-contract support ratably over the hosting period, which is generally one year.

     The Company recognizes revenue related to reseller obligations as payments are received.

     Revenue from website design and implementation services for corporate clients is recognized based on either time and materials charges incurred during the period, the achievement of project milestones as defined by customer contracts or percentage of completion for fixed fee contracts.

     Advertising revenues on both banner and sponsorship contracts are recognized ratably over the period in which the advertisement is displayed, provided that no significant obligations of the Company remain at the end of a period and collection of the resulting receivable is probable. The Company's obligations typically include guarantees of minimum number of "impressions", or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. Payments received from advertisers prior to displaying their website advertisements are recorded as deferred revenue and are recognized ratably as the advertisements are displayed.

SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". SFAS 86 requires the capitalization of certain software development costs once technological feasibility is established. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater.

3. BUSINESS COMBINATIONS

VIAGRAFIX ACQUISITION

     In August 1999, the Company merged with ViaGrafix. Under the terms of the agreement, the Company issued approximately 10.7 million shares of its common stock. This represents 1.846 shares for each share of ViaGrafix common stock outstanding. The total value of the transaction was approximately $40.5 million and was accounted for as a pooling-of-interests. The consolidated financial statements include expenses of approximately $2.3 million relating to transaction costs incurred with this transaction. These costs include investment banking fees and financial advisory fees of approximately $600,000 and other merger related fees totaling $1.7 million consisting of professional services and other related costs. These costs were recorded as other non-recurring costs in the third quarter of 1999. Accordingly, the accompanying financial statements and footnotes have been restated to include the operations of ViaGrafix for all periods presented.

PANMEDIA ACQUISITION

     In May 1999, the Company merged with Panmedia. The Company exchanged 1,543,860 shares of common stock for all the outstanding common shares of Panmedia. The total value of the transaction was $9.7 million and the merger was accounted for as a pooling-of-interests. Accordingly, the accompanying financial statements and footnotes have been restated to include the operations of Panmedia for all periods presented.

STREET TECHNOLOGIES ACQUISITION

         In February 1999, the Company acquired all of the outstanding stock of Street Technologies, Inc., a privately held company, and renamed the subsidiary to Learn2, Inc. The Company began marketing and developing training solutions delivered over intranets and the Internet. To consummate the transaction, the Company issued 4,948,182 shares of common stock and 21,644 shares of Series D 8% Preferred Stock (the "Series D Preferred Stock") with an aggregate liquidation preference of $21.6 million. On July 29, 1999, the Series D Preferred Stock was converted into 7,214,666 shares of common stock, the day after stockholder approval of the conversion. The total value of the transaction was approximately $40.4 million including $3.1 million of assumed liabilities, which consisted primarily of deferred revenue. The transaction was accounted for using the purchase method of accounting. The results of Street Technologies, Inc. subsequent to the acquisition are included in the Company's condensed consolidated statement of operations.

        The aggregate purchase price consisted of the following (in thousands):

DESCRIPTION

                                                  AMOUNT
                                                 -------
Common stock ...........................         $14,845
Preferred stock ........................          21,644
     Subtotal ..........................          36,489
Assumed liabilities ....................           3,133
Acquisition costs ......................             782
                                                 -------
     Total .............................         $40,404
                                                 =======

        The purchase price was allocated to the net assets acquired based upon their fair values. The fair values were determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques. The purchase price has been allocated as follows (in thousands):

DESCRIPTION AMOUNT

Current assets ........................................    $ 1,763
Fixed assets ..........................................        343
Other assets ..........................................        490
Capitalized software ..................................     14,717
Intangible assets .....................................      3,519
Acquired in-process technology (written-off) ..........      9,677
Goodwill ..............................................      9,895
                                                           -------
     Total ............................................    $40,404
                                                           =======

         The acquired in-process technology has been expensed as a charge against operations and is included in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 1999. The amount allocated to acquired in-process technology relates to projects that had not yet reached technological feasibility and that, until completion of development, had no alternative future use. These projects required substantial development and testing prior to reaching technological feasibility. However, these projects may not reach technological feasibility and may not develop into products that may be sold by the Company. The acquired in-process technology has required, and may require substantial development by the Company. The intangible assets are being amortized over seven to twenty years. The Company recorded approximately $427,000 and $1.1 million in amortization expense relating to these intangible assets during the three and nine months ended September 30, 1999, respectively. The accompanying condensed consolidated statement of operations for the nine months ended September 30, 1999 includes charges of approximately $9.7 million associated with the write-off of acquired in-process technology and approximately $2.5 million associated with a restructuring charge which includes the write-off of redundant assets, excess office space and employee severance. The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the period; it is not necessarily indicative of results that may occur in the future.

                                                                  PRO FORMA
                                                                  (UNAUDITED)
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                           THREE MONTHS ENDED                         NINE MONTHS ENDED
                                 ---------------------------------------   ---------------------------------------
                                 SEPTEMBER 30, 1999   SEPTEMBER 30, 1998   SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                 ------------------   ------------------   ------------------   ------------------
Revenue .....................          $  5,259           $  5,598             $ 21,354             $ 17,193
(Loss) income from operations            (8,222)            (2,620)             (27,538)              (2,989)
Net (loss) income ...........            (8,113)            (8,469)             (26,208)              (9,054)
Loss per share ..............          $  (0.16)          $  (0.20)            $  (0.52)            $  (0.23)

ETRACKS.COM ACQUISITION

         On July 31, 1998 ViaGrafix acquired certain assets of eTracks.com, Inc., a privately held company that provides interactive email broadcast services for businesses that rely on web-based commerce and transactions and operates eTracks.com, an online community, for approximately $682,000. The transaction was financed with existing cash and was accounted for as a purchase. The purchase price and related direct expenses associated with the acquisition have been allocated based on the fair value of the assets purchased. The results of operations for this acquisition have been included in the Company's consolidated results of operations since the acquisition date. Pro forma operating results are not presented, as they would not differ materially from actual results for 1998. In January 1999, common shares equal to 5% ownership in eTracks.com were issued to a key employee of eTracks.com. The value per share of the issued shares equaled the fair value per share paid in July 1998.

4. INVENTORIES

Inventories consist of the following (in thousands):

                                      (UNAUDITED)
                                      SEPTEMBER 30,    DECEMBER 31,
                                          1999            1998
                                      -------------    ------------
Finished goods ..........                 $1,804          $  996
Raw materials ...........                  1,029             913
                                          ------          ------
           Total ........                 $2,833          $1,909
                                          ======          ======

5. LOSS PER COMMON SHARE

      Basic and diluted loss per share was determined by dividing the net loss by the weighted average common shares outstanding during the period. Common stock equivalents are excluded from the loss per share calculation, as their effect would be anti-dilutive.

6. CONVERSION OF 7% CONVERTIBLE NOTES PAYABLE

       The Company's 7% Convertible Notes Payable (the "Notes") were due and payable on February 11, 1999. To induce the holders to convert the Notes into common stock, the Company on February 10, 1999 agreed with the holders of the Notes to amend the Notes to provide that the conversion price should be reduced to a price equal to 80% of the then current market price of the common stock. During February 1999, the Company issued 186,982 shares of common stock in exchange for approximately $458,000 of the Notes. The difference between the stated conversion price and the actual conversion price was approximately $115,000 and is included as interest expense in the accompanying condensed consolidated statement of operations. As of September 30, 1999, the remaining balance of $27,000 has not been paid to the one remaining holder.

7. STOCKHOLDERS' EQUITY

       In the first quarter of 1999, three members of the Board of Directors exercised their options to purchase an aggregate of 960,000 shares of common stock for an aggregate exercise price of $1,934,000. Directors issued promissory notes totaling $1,687,000, which is included as notes receivable from directors in the stockholders' equity section of the condensed consolidated balance sheet. Under the terms of the promissory notes, interest accrues at a rate of 6% per annum payable quarterly, or at the option of the holders, will accrue at a rate of 7% per annum payable upon the maturity of the loan. The notes mature at various dates in 2004.

       As of June 30, 1999, all shares of the Company's Series B
Convertible Preferred Stock had been converted into shares of common stock.

8. COMMITMENTS AND CONTINGENCIES

LEGAL CONTINGENCIES

       On May 22, 1998 a lawsuit was filed in the United States District Court for the Northern District of Texas by Jonathan L. Gordon, brought as a putative class action against ViaGrafix and certain of its officers and directors claiming violations of the Securities Act of 1933 for alleged misrepresentations and omissions in the Prospectus issued in connection with ViaGrafix's initial public offering made in March 1998. Mr. Gordon and certain others have sought designation as lead plaintiffs in the action. The Company believes the lawsuit is without merit and its response is not yet due.

       The Company is involved in various claims and lawsuits that are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

9. RESTRUCTURING CHARGES

       During the first quarter, the Company recorded a charge of approximately $2.5 million of incurred direct costs related primarily to the acquisition of Street Technologies, Inc. and the Company's reorganization plans to integrate the operations of Street Technologies, Inc. and the Company. The charges were comprised of the following: $1.4 million to write-off redundant assets, $493,000 excess office space and other costs, and $600,000 in employee severance costs.

       During the third quarter, the Company recorded a charge of approximately $999,000 related to the merger with ViaGrafix of which, $791,000 was related to employee salary and severance, $40,000 write off of assets and $169,000 of excess office space and other costs.

       The following table summarizes the activity in the accruals during the period ended September 30, 1999. The balance of the restructuring accrual at September 30, 1999 is included in accrued expenses and current liabilities on the condensed consolidated balance sheet and is anticipated to be paid within the next three years (in thousands):

                                                                                              BALANCE AT
                                          RESTRUCTURING     NON-CASH          CASH           SEPTEMBER 30,
                                            CHARGES         CHARGES          PAYMENTS            1999
                                          -------------     --------         --------        -------------
Write-off of redundant assets ..........    $ 1,440          $(1,385)          $   (15)          $    40
Excess office space and other costs ....        662               86              (164)              584
Employee salary and severance costs ....      1,391              (34)             (537)              820
                                            -------          -------           -------           -------
Total ..................................    $ 3,493          $(1,333)          $  (716)          $ 1,444
                                            =======          ========          ========          =======

10. INDUSTRY SEGMENTS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. In the initial year of application, comparative information for earlier years must be restated. Management has determined that it does not have any separately reportable business segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's report on Form 8-K which was filed with the Securities and Exchange Commission ("SEC") on November 12, 1999.

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

        On February 16, 1999, we acquired all of the outstanding stock of Street Technologies, Inc, a privately held company, and changed the name of Street Technologies to Learn2, Inc. Street Technologies, Inc. marketed and developed technology based training solutions delivered over intranets and the Internet. The total value of the transaction was approximately $40.4 million including $3.1 million of assumed liabilities, which were primarily deferred revenue, and was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities were recorded based upon their fair values at the date of acquisition. We recorded approximately $13.4 million in goodwill and other intangible assets, which are being amortized on a straight-line basis over periods of seven to twenty years and wrote-off approximately $9.7 million of acquired in-process technology.

       On May 13, 1999, we acquired all of the outstanding stock of Panmedia Corporation, a privately held company. Panmedia produced a website which offers a wide spectrum of step by step instructions on skills, activities, and tasks. We exchanged 1,543,860 shares of our common stock for all of Panmedia's outstanding shares. The total value of the transaction was approximately $9.7 million and was accounted for as a pooling-of-interests. The consolidated financial statements and footnotes for the three and nine months ended September 30, 1999 and 1998 and the accompanying notes reflect our financial position and the results of operations as if Panmedia was a wholly-owned subsidiary since inception. During June 1999, we recorded a one-time charge of $277,000 for acquisition-related costs. These costs consisted of legal and accounting fees, and certain other expenses directly related to the acquisition.

       On August 23, 1999, we acquired ViaGrafix, a publicly traded company. ViaGrafix develops, produces and markets technology based training products. We exchanged approximately 10.7 million shares of common stock for all of ViaGrafix's outstanding common stock. The total value of the transaction was approximately $40.5 million and was accounted for as a pooling-of-interests.

       The consolidated financial statements include expenses of approximately $2.3 million relating to transaction costs incurred with this transaction. These costs include investment banking fees and financial advisory fees of approximately $600,000 and other merger related fees totaling $1.7 million consisting of professional services and other related costs. These costs were recorded as non-recurring expenses in the third quarter of 1999.

       The consolidated financial statements and the accompanying notes reflect our financial position and results of operations as if ViaGrafix was a wholly-owned subsidiary of the Company since inception.

       As set forth on Note 3, our reported results of operations for all periods prior to February 16, 1999 do not reflect the results of Street Technologies, Inc. Consequently, the results prior to February 16, 1999 and our condensed consolidated balance sheet at December 31, 1998 are not reflective of our operations and financial position as presently constituted.

       We plan to significantly increase our operating expenses to increase our research and product development and sales and marketing operations to help attain our goal of becoming the world's leading provider of engaging learning content. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to expenses, or if our expenses exceed our revenues, then our business, results of operations and financial condition would be materially and adversely affected. We expect to incur losses on a quarterly and annual basis for the foreseeable future.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

       Our reported results of operations for all periods prior to February 16, 1999 do not reflect the results of Street Technologies, Inc.
Consequently, the results prior to February 16, 1999 and our condensed consolidated balance sheet at December 31, 1998 are not reflective of our operations and financial position as presently constituted.

REVENUES

       Revenues increased $700,000 or 14.9% from $4.6 million to $5.3 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Revenues for the three months ended September 30, 1999 related primarily to physical product sales, broadcast messaging services, sales of streamed learning content delivered over the Internet, and related technology licensing fees, web development services, advertising, and maintenance. In the quarter ended September 30, 1998, revenues consisted primarily of physical product sales, broadcast messaging services, web development services, and royalties related to our entertainment business. The increase is primarily attributable to the following: a $1.1 million increase related to sales of streamed learning content delivered over the Internet, and technology licensing fees; a $600,000 increase in broadcast messaging revenues, partially offset by a $600,000 decrease in physical product sales related to lower sales volume, and a $400,000 increase in sales returns in 1999 compared to 1998.

       Revenues increased $7.1 million or 51% from $13.9 million to $21.0 million for the nine months ended September 30, 1999. Revenues for the nine months ended September 30, 1999 related primarily to physical product sales, broadcast messaging services, sales of streamed learning content delivered over the Internet, and related technology licensing fees and maintenance web development services. In the nine months ended September 30, 1998 revenues related primarily to physical product sales, broadcast messaging services, and royalties on licensed technologies related to our entertainment business. The increase of $7.1 million is primarily attributable to the following: a $3.0 million increase in streamed content related to streamed learning content delivered over the Internet and related technology licensing fees, sales of $3.9 million to a major Internet reseller during the first half of the year, $2.3 million of sales related to our broadcast messaging business, partially offset by a decrease of $1.8 million in physical product sales due to lower sales volume and a decrease of $300,000 in revenues from our entertainment business.

COST OF REVENUES

       Cost of revenues for the three months ended September 30, 1999 was $1.3 million or 25% of net revenues compared to $923,000 or 20% of net revenues for the three months ended September 30, 1998. Cost of revenues for the nine months ended September 30, 1999 was $5.3 million or 25% of net revenues compared to $3.1 million or 22% of net revenues for the nine months ended September 30, 1998. The increase in cost of revenues as a percentage of net sales for both the third quarter of 1999 as well as the nine-months ended September 30, 1999 was primarily due to the mix of product sales in the quarter and in the first nine months of 1999.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

       Research and product development expenses were $1.5 million for both the three months ended September 30, 1999 and September 30, 1998. Research and product development expenses were $4.3 million and $3.7 million for the nine months ended September 30, 1999 and 1998, respectively. In 1999 and 1998, research and development related to technology, web, and training course development. In 1999, research and development reflects our commitment to expand the number of information technology training courses offered as well as to continue efforts on Internet delivery of training along with research and product development expenditures incurred to expand and enhance our email broadcast services. We believe that significant investment in research and product development is required to remain competitive in our markets and therefore, we expect research and product development expenses to continue to increase in future periods.

SALES AND MARKETING EXPENSES

       Sales and marketing expenses increased $3.3 million or 235% from $1.4 million to $4.7 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The overall increase of $3.3 million was attributable to costs associated with increasing our sales and marketing staff to focus on direct and indirect licensing and sales to corporations, $2.3 million; cooperative and print media advertising, $200,000; and branding the new name of Learn2.com, Inc., $800,000. We expect our advertising expenses for cooperative and branding to remain high in a continued effort to achieve growth in sales and brand awareness.

       Sales and marketing expenses increased $9.5 million or 181% from $5.2 million to $14.7 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The overall increase of $9.5 million was attributable to increasing our sales and marketing staff to focus on direct and indirect licensing and sales to corporations, $5.0 million; cooperative and print media advertising, $3.1 million; other product related advertising, $600,000; and branding the new name of Learn2.com, Inc., $800,000. We expect our advertising and branding to remain high in a continued effort to achieve growth in sales and brand awareness.

 GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses were $1.7 million and $2.5 million for the three months ended September 30, 1999 and 1998, respectively. The decrease of $800,000 or 32% for the three months ended September 30, 1999 is related to lower headcount and related cost structure of the newly merged companies.

       General and administrative expenses were $5.3 million and $7.0 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease of $1.7 million or 24% was related to the following: one time charges were recognized in the first half of 1998 totaling $1.8 million, which included approximately (i) $1.4 million in non-cash compensation related to stock granted to our Chairman and Vice Chairman, (ii) $44,000 in charges for certain stock options and stock warrants granted to consultants and (iii) $400,000 related to professional fees associated with the terminated merger with Pulse Entertainment, Inc. The remainder of the balance of general and administrative expenses represents the new cost structure of the newly merged companies.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses were $975,000 and $205,000 for the three months ended September 30, 1999 and 1998, respectively.
Depreciation and amortization expenses increased $770,000 or 376% for the three months ended September 30, 1999. The 1999 expenses included $297,000 of depreciation on fixed assets, $255,000 of amortization of computer software and $423,000 of amortization on goodwill, software and intangible assets which related to the Street Technologies, Inc. acquisition. The 1998 expenses related primarily to depreciation and amortization on fixed assets.

     Depreciation and amortization expenses were $2.5 million and $1.5 million for the nine months ended September 30, 1999 and 1998, respectively. Depreciation and amortization expenses increased $1.0 million or 74% for the nine months ended September 30, 1999. The 1999 expenses included approximately $936,000 of depreciation on fixed assets, $522,000 of amortization of computer software and $1.1 million of amortization on goodwill, software and intangible assets which related to the Street Technologies, Inc. acquisition. The 1998 expenses related primarily to depreciation and amortization on fixed and intangible assets.

RESTRUCTURING CHARGES

       Restructuring charges for the three months ended September 30, 1999 related to our merger with ViaGrafix were approximately $999,000 and were comprised of the following: $40,000 related to the write-off of redundant assets, $168,000 excess office space and other costs, and $791,000 in employee severance costs.

       Restructuring charges for the nine months ended September 30, 1999 were approximately $3.5 million and were related to our business combinations with Street Technologies, Inc. and ViaGrafix. The charges were comprised of the following: $1.4 million related to the write-off of redundant assets, $661,000 excess office space and other costs, and $1.4 million in employee severance costs.

ACQUIRED IN-PROCESS TECHNOLOGY

      In connection with our acquisition of Street Technologies, Inc., we allocated $9.7 million of the purchase price to acquired in-process technology. Accordingly, these costs were expensed as of the acquisition date. The amount allocated to acquired in-process technology relates to projects that had not yet reached technological feasibility and that, until completion of development, had no alternative future use. The technologies acquired in this transaction will continue to require substantial additional development.

NON-RECURRING COSTS

       During the second quarter of 1999, we completed our merger with Panmedia through the issuance of 1,543,860 shares of our common stock. We recorded a non-recurring charge of $277,000 for transaction costs associated with the merger.

       During the third quarter, we completed our merger with ViaGrafix through the issuance of approximately 10.7 million shares of our common stock. We recorded a non-recurring charge of approximately $2.3 million for transaction costs associated with the merger.

INTEREST AND OTHER, NET

       Interest and other net was $174,000 compared to $63,000 for the three months ended September 30, 1999 and 1998, respectively. Interest and other, net increased $111,000. Interest and other, net in 1999 consisted primarily of interest expense as well as a charge related to the settlement of a lawsuit, offset by of interest income. In 1998 interest and other, net consisted primarily of amortization of debt issuance costs and accretion of debt discount following the May 1998 financing transactions, offset by interest income.

       Interest and other net was $114,000 of income compared to $1.3 million of expense of expense for the nine months ended September 30, 1999 and 1998, respectively. Interest and other net in 1999 consisted primarily of interest income, offset by a charge relating to the settlement of a lawsuit, and loss on conversion of notes payable of 1998 interest and other, net consisted primarily of amortization of debt issuance costs and accretion of debt discount following the May 1998 financing transactions offset by interest income.

NET LOSS

       The net loss for the three months ended September 30, 1999 was $8.1 million or $ (0.17) per basic and diluted common share, compared to $7.9 million or $(0.26) per basic and diluted common share for the three months ended September 30, 1998. The results for the three months ended September 30, 1999 include a non-recurring charge of $2.3 million incurred in connection with the August 1999 acquisition of ViaGrafix along with the factors discussed above.

       The net loss for the nine months ended September 30, 1999 was $25.5 million or $(0.58) per basic and diluted common share, compared to $14.1 million or $(0.52) per basic and diluted common share for the nine months ended September 30, 1998. The results for the nine months ended September 30, 1999 include a non-recurring charge of $2.6 million incurred in connection with the May 1999 acquisition of Panmedia and the August 1999 acquisition of ViaGrafix, write-off of $9.7 million of acquired in-process technology acquired in the Street Technologies, Inc. acquisition, amortization of acquired technology and goodwill relating to the Street Technologies, Inc. acquisition of $1.1 million and the $3.5 million restructuring charge as a result of the Street Technologies, Inc. and ViaGrafix acquisitions. Excluding these charges, our net loss was $8.7 million or $(0.20) per basic and diluted common share. The net loss was attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents decreased $12.9 million during the first nine months of the year to $11.5 million at September 30, 1999. Operating activities used $10.8 million of cash in the first nine months of 1999. The primary factor related to the use of cash from operating activities was the net loss of $25.5 million. The net loss was substantially offset by non-cash charges of $16.1 million (principally $2.5 million of depreciation and amortization, $400,000 non-cash warrant expense, $3.5 million of restructuring charges, and $9.7 million for the write-off of acquired in-process technology).

       The principal factor in the cash used in investing activities of $2.0 million were from capital expenditures.

       In December 1998, ViaGrafix purchased land in Pryor, Oklahoma for expansion of its facilities for $115,000, and to accommodate the seller, agreed to finance $103,500 of the purchase price at 5% interest until June 1, 1999. The loan was repaid in the second quarter of 1999. We do not have any other significant commitments for capital expenditures. We anticipate that we will continue to expand our facilities and purchase equipment as needed to support our product research and development, production of our products, sales and marketing, product support, and administrative staff.

       Financing activities used $4,000 of cash. This was primarily due to proceeds from the issuance of common stock under stock option and purchase plans totaling $450,000, offset by dividends paid to Stockholders of $186,000, repayments of debt of $148,000, payments on existing capital leases totaling $120,000.

       In the normal course of business, we evaluate potential acquisitions, joint ventures and strategic alliances that may complement our business. While we have no present commitments or agreements with respect to any material business combinations, we may in the future consummate transactions that may require us to issue additional capital stock and this issuance may be significant.

       To date, we continue to use cash and operate at a loss. Our ability to achieve positive cash flow depends upon a variety of factors, including the timely introduction and market success of our products, the costs of developing, producing and marketing these products, adoption of the Internet as a medium of commerce and communications, and various other factors, some of which may be beyond our control. Similar to other Internet companies, we are making a substantial investment in our business and may need to raise additional funds. If adequate funds are not available on acceptable terms, we may not be able to realize our business plan.

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

       First, we have completed a formal assessment of our primary internal systems. Based on such assessment and our knowledge of the specific software and systems, we currently believe that our systems are Year 2000 compliant in all material respects or can readily be brought into compliance with the application of corrective software modifications. In many cases, we expect these modifications to be provided by the vendors of the computer and software products we have installed. We have not incurred material costs to date in this informal phase of the assessment process, and currently do not believe that the cost of additional actions will have a material effect on our results of operations, cash flows or financial condition.

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

       We are conducting our formal assessment of Year 2000 compliance by gathering information on each aspect of our systems, reviewing each component or application for date usage, and examining date representations. As to our systems, the preliminary results of this formal assessment are consistent with the results of our informal assessment. With respect to vendor-supplied items and services, we are conducting a review of product compliance information on such items and services available online, in vendor literature and through trade group information resources, contacting our vendors for compliance information, and maintaining documentation of assessments that have been performed by such vendors or outside sources.

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

       We could encounter some Year 2000 defects in the products and services it produces and markets. If Year 2000 defects are encountered, we could be liable for substantial legal claims and litigation, and the adverse publicity could have a material adverse effect on the future sales of our products and services, even after any Year 2000 defects are resolved. However, any material adverse effect on our financial position and results of operations and cash flows cannot be currently estimated.

       COSTS OF YEAR 2000 COMPLIANCE. Although we are not aware of any material operational issues or costs associated with preparing our internal systems for the Year 2000, and although we have not incurred material costs to date with respect to the Year 2000 compliance of these internal systems, the occurrence of any of the following events could materially and adversely affect our business, results of operations, cash flows and financial condition:

- Errors and defects are detected after the formal assessment process is complete.

- Third-party equipment, software or content fails to operate properly with regard to the Year 2000.

- Web advertisers expend significant resources to correct their current systems for Year 2000 compliance, resulting in reduced funds available for web advertising or sponsorship of web services.

       We believe our largest risk regarding the Year 2000 issue is from legal claims and litigation. We expect that there will be a large number of lawsuits filed over Year 2000 issues in the United States because of the great publicity of the Year 2000 issue. Even small Year 2000 problems encountered could result in substantial legal claims, lawsuits, and class action lawsuits against us, which in turn could have a material adverse effect on our results of operations, cash flow and financial position.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

      Not applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.


                                Learn2.com, Inc.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       The Company is involved in certain claims and lawsuits that are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on the Company's financial position, results of operation or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

       In August of 1999, the Company acquired all of the outstanding stock of ViaGrafix Corporation. Pursuant to the Agreement and Plan of Merger, the Company issued approximately 10.7 million shares of Common Stock. The resale of these shares has been registered on a Registration Statement on Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 19, 1999. Additionally, there were options of ViaGrafix Corporation that were convertible into shares of common stock of ViaGrafix Corporation. Pursuant to the merger agreement, each ViaGrafix Corporation stock option will be exercisable at the conversion ratio of 1.846 shares of Common Stock in accordance with the terms of ViaGrafix Corporation's option plan.

       In August of 1999, the Company entered into an Employment Agreement, employing Michael A. Webster as Chief Executive Officer of ViaGrafix Corporation and a Director of the Company. As an inducement to enter into this agreement, the Board of Directors granted to Mr. Webster an option to purchase 900,000 shares of Common Stock exercisable at a price equal to $3.3125 per share.

       In August of 1999, the Company entered into an Employment Agreement, employing Robert E. Webster as Vice President of ViaGrafix Corporation. As an inducement to enter into this agreement, the Board of Directors granted to Mr. Webster an option to purchase 750,000 shares of Common Stock exercisable at a price equal to $3.3125 per share.

       In August of 1999, the Company entered into an Employment Agreement, employing Robert C. Moore, Jr. as President and Chief Operating Officer of ViaGrafix Corporation. As an inducement to enter into this agreement, the Board of Directors granted to Mr. Webster an option to purchase 275,000 shares of Common Stock exercisable at a price equal to $3.3125 per share.

       In August of 1999, the Board of Directors approved the grant of a warrant to purchase 300,000 shares of Common Stock at $3.09375 per share to Archery Capital, LLC or its affiliates in connection with the execution of a consulting agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       A Special Meeting of the Company's stockholders was held on August 23, 1999 to vote on the proposed merger of the Company and ViaGrafix Corporation, including the related issuance of shares of the Common Stock. A total of 26,286,493 votes were cast for the merger, 155,832 votes were cast against the merger and 83,675 votes abstained.

       Our Annual Meeting of Stockholders was held on July 28, 1999. The results of the voting were as follows:


Proposal 1:  Election of Directors of the Company
------------------------------------------------------------------------------
                                                              Votes
Nominee                              Votes For               Withheld
------------------------------------------------------------------------------
Donald Schupak                       36,561,919              297,319
------------------------------------------------------------------------------
Stephen P. Gott                      36,640,537              218,701
------------------------------------------------------------------------------
Robert Alan Errin                    36,561,654              297,584
------------------------------------------------------------------------------
Merv Adelson                         36,546,554              312,684
------------------------------------------------------------------------------
James A. Cannavino                   36,475,072              402,166
------------------------------------------------------------------------------


------------------------------------------------------------------------------
Jason A. Roberts                     36,641,397              217,841
------------------------------------------------------------------------------

Proposal 2:  Approval of the issuance of (i) 7,220,323 shares of the
             Company's Common stock upon conversion of the Company's currently outstanding shares of Series D Preferred Stock and (ii) 1,635,355 shares of Common Stock upon the exercise of stock options and warrants which are currently exercisable for shares of Series D Preferred Stock.

                         Votes For:                   17,420,139
                         Votes Against:                  553,914
                         Votes Abstaining:               161,202

Proposal 3:  Approval of the Company's 1999 Stock Option Plan.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        27 -- Financial data schedule

    (b) Reports on Form 8-K

    Registrant filed a Current Report on Form 8-K, dated July 19, 1999. This Form 8-K was filed announcing the name change of the Company from 7th Level, Inc. to Learn2.com, Inc.

    Registrant filed a Current Report on Form 8-K, dated July 23, 1999. This Form 8-K was filed in connection with Company's acquisition of ViaGrafix Corporation.

    Registrant filed a Current Report on Form 8-K, dated August 24, 1999. This Form 8-K was filed in connection with Company's acquisition of ViaGrafix Corporation.

                                LEARN2.COM, INC.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LEARN2.COM, INC.


Date: November 15, 1999            By:  /s/ MARC E. LANDY
                                        ---------------------------
                                        Marc E. Landy
                                        Vice President, Chief Financial Officer
                                        and Secretary

                                        (Principal Financial Officer)