Form 10-Q/A
period 1999-09-30
LEARN2 COM INC
filed 2000-02-22
CIK 920038

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

                         COMMISSION FILE NUMBER 0-24936
                            ------------------------

                                LEARN2.COM, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                     75-2480669
     (STATE OR OTHER JURISDICTION                         (IRS EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                              1311 MAMARONECK AVENUE,
                                     SUITE 210
                           WHITE PLAINS, NEW YORK 10605
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

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

    The condensed consolidated financial statements included herein have been restated for the change in accounting for the acquisition of the ViaGrafix Corporation. See Note 2 of the condensed consolidated financial statements for a detailed explanation of the changes.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                LEARN2.COM, INC.
                                  FORM 10-Q/A
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                     INDEX

                                                                      PAGE NO.
                                                                      --------
PART I FINANCIAL INFORMATION

Item 1  Condensed Consolidated Balance Sheets as of September 30,
        1999 (Restated) and December 31, 1998 (Restated)............      1

        Condensed Consolidated Statements of Operations for the
        three and nine months ended September 30, 1999 (Restated)
        and 1998 (Restated).........................................      2

        Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 (Restated) and 1998
        (Restated)..................................................      3

        Condensed Consolidated Statement of Changes in Stockholders'
        Equity for the nine months ended September 30, 1999
        (Restated)..................................................      5

        Notes to Condensed Consolidated Financial Statements
        (Restated)..................................................      6

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................     17

Item 3  Quantitative and Qualitative Disclosures about Market
        Risk........................................................     24

PART II OTHER INFORMATION

Item 1  Legal Proceedings...........................................     25

Item 2  Changes in Securities and Use of Proceeds...................     25

Item 4  Submission of Matters to a Vote of Security Holders.........     25

Item 6  Exhibits and Reports on Form 8-K............................     26

SIGNATURE...........................................................     27

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                                LEARN2.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                    1999             1998
                                                              ----------------   ------------
                                                                (UNAUDITED)
                                                                   (RESTATED-SEE NOTE 2)
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................     $  11,505         $ 11,313
  Accounts receivable, net..................................         3,435              174
  Inventories...............................................           833               --
  Other current assets......................................         2,633              367
                                                                 ---------         --------
      Total current assets..................................        18,406           11,854
Fixed assets, net...........................................         4,126            1,478
Capitalized software, net...................................        16,892               --
Intangible assets, net......................................        15,674                7
Goodwill....................................................        24,431               --
Other assets................................................           244               80
                                                                 ---------         --------
      Total assets..........................................     $  79,773         $ 13,419
                                                                 =========         ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $   1,951         $    198
  Accrued expenses and other current liabilities............         4,607            2,513
  Current portion of deferred revenue.......................         1,862               50
  Notes payable.............................................           476              487
                                                                 ---------         --------
      Total current liabilities.............................         8,896            3,248
Deferred revenue............................................           816               --
Other.......................................................            23               48
                                                                 ---------         --------
      Total liabilities.....................................         9,735            3,296
Commitments and contingencies (Note 8)
Minority interest in subsidiary.............................            20               --
Stockholders' equity:
  Series B Convertible Preferred Stock, par value $0.01 per
    share, 15,000 shares authorized; 0 and 1,395 shares
    issued and outstanding in 1999 and 1998, respectively
    ($1,395 liquidation value)..............................            --              629
  Common stock, par value $0.01 per share, 100,000,000
    shares authorized; 50,993,030 and 25,307,482 shares
    issued and outstanding in 1999 and 1998, respectively...           510              252
  Additional paid-in capital................................       191,534           93,963
  Notes receivable from directors (Note 7)..................        (1,687)              --
  Accumulated deficit.......................................      (120,339)         (84,721)
                                                                 ---------         --------
      Total stockholders' equity............................        70,018           10,123
                                                                 ---------         --------
      Total liabilities and stockholders' equity............     $  79,773         $ 13,419
                                                                 =========         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LEARN2.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                1999            1998            1999            1998
                                            -------------   -------------   -------------   -------------
                                              (AS RESTATED-SEE NOTE 2)        (AS RESTATED-SEE NOTE 2)
Net revenues..............................    $  3,403         $   559        $  6,219        $  1,659
Cost of revenues..........................         521             122           1,147             338
                                              --------         -------        --------        --------
Gross profit..............................       2,882             437           5,072           1,321

Operating expenses:
  Research and product development........         926             685           2,491           2,176
  Sales and marketing.....................       3,500             370           5,246             873
  General and administrative..............         595             931           2,312           4,608
  Depreciation and amortization...........         833             439           1,822           1,479
  Restructuring charges...................         999              --           3,493              --
  Acquired in-process technology..........      15,100              --          24,777              --
  Other non-recurring costs...............          --              --             277              --
                                              --------         -------        --------        --------
      Total operating expenses............      21,953           2,425          40,418           9,136
                                              --------         -------        --------        --------
      Operating loss......................     (19,071)         (1,988)        (35,346)         (7,815)
Interest and other, net...................          89             219              13           1,642
                                              --------         -------        --------        --------
Net loss..................................    $(19,160)        $(2,207)       $(35,359)       $ (9,457)
Beneficial conversion feature in
  association with Preferred Stock........          --          (5,479)             --          (5,479)
                                              --------         -------        --------        --------
Net loss available to common
  shareholders............................    $(19,160)        $(7,686)       $(35,359)       $(14,936)
                                              ========         =======        ========        ========
Basic and diluted loss per common share...    $  (0.45)        $ (0.40)       $  (1.02)       $  (0.88)
                                              ========         =======        ========        ========
Weighted average basic and diluted shares
  outstanding.............................      42,476          19,006          34,659          16,983
                                              ========         =======        ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LEARN2.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                             NINE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                             ------------------   ------------------
                                                                 (RESTATED)           (RESTATED)
Cash flows from operating activities:
  Net loss.................................................        $(35,359)           $(9,457)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization............................           1,822              1,479
  Non-cash compensation expense and interest...............               7              3,096
  Non-cash common stock warrant and expense................             400                 --
  Minority interest in loss of subsidiary..................             (14)                --
  Bad debt expense.........................................              37                 --
  Gain on sale of assets...................................               9                 --
  Restructuring charges....................................           3,493                 --
  Non-recurring charges....................................             277                 --
  Write-off of acquired in-process technology..............          24,777                 --
  Other....................................................             117                172
  Change in operating assets and liabilities...............          (1,256)              (278)
                                                                   --------            -------
  Net cash used in operating activities....................          (5,690)            (4,988)

Cash flows from investing activities:
  Capital expenditures, net................................          (1,479)              (122)
  Proceeds from sale of assets.............................              --                 50
  Cash acquired, net of acquisition costs..................           6,516                 --
                                                                   --------            -------
  Net cash provided by (used in) investing activities......           5,037                (72)

Cash flows from financing activities:
  Proceeds from issuance of common stock under stock option
    and stock purchase plans...............................           1,330                682
  Net proceeds from issuance of Preferred Stock............              --              5,269
  Net proceeds from debt issuance..........................              --              4,311
  Repayments of debt.......................................             (45)              (146)
  Proceeds from exercise of warrants.......................              --                 28
  Dividends distributed....................................            (186)               (42)
  Principal payments under capital lease obligations.......            (120)                --
  Other....................................................            (134)                --
                                                                   --------            -------
  Net cash provided by financing activities................             845             10,102
                                                                   --------            -------
  Net increase in cash.....................................             192              5,042

Cash and cash equivalents, beginning of period.............          11,313              2,479
                                                                   --------            -------
Cash and cash equivalents, end of period...................        $ 11,505            $ 7,521
                                                                   ========            =======
Supplemental disclosures of cash flow information:
  Cash paid for interest...................................              21                 --
                                                                   ========            =======

                                LEARN2.COM, INC.

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                             NINE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                             ------------------   ------------------
                                                                 (RESTATED)           (RESTATED)
Schedule of noncash financing activities:
  Conversion of notes payable into common stock............             573                 --
  Notes and accounts receivable received upon exercise of
    stock options..........................................           1,687                 --

Detail of Street Technologies, Inc. acquisition:
  Fair value of assets acquired............................        $ 39,630            $    --
  Liabilities assumed......................................          (3,133)                --
  Common stock issued......................................         (14,845)                --
  Preferred stock issued...................................         (21,644)                --
                                                                   --------            -------
  Acquisition costs, net of cash acquired..................               8                 --
  Cash acquired in acquisition.............................             774                 --
                                                                   --------            -------
    Total acquisition costs................................        $    782            $    --
                                                                   ========            =======
Detail of ViaGrafix Corporation acquisition:
  Fair value of assets acquired............................        $ 51,509            $    --
  Liabilities assumed......................................          (1,257)                --
  Common stock issued......................................         (56,776)                --
                                                                   --------            -------
  Cash acquired, net of acquisition costs..................          (6,524)                --
  Cash acquired in acquisition.............................           9,566                 --
                                                                   --------            -------
    Total acquisition costs................................        $  3,042            $    --
                                                                   ========            =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LEARN2.COM, INC.

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                   (RESTATED)

                                                                                                        NOTES
                                                             CONVERTIBLE   CONVERTIBLE                RECEIVABLE
                            COMMON STOCK     COMMON STOCK     PREFERRED     PREFERRED    ADDITIONAL      FROM      ACCUMULATED
                            TOTAL SHARES     TOTAL AMOUNT     SERIES B      SERIES D      CAPITAL     DIRECTORS      DEFICIT
                           --------------   --------------   -----------   -----------   ----------   ----------   ------------
Balance at December 31,
  1998...................      25,307            $252           $ 629         $ --        $ 93,963     $    --      $ (84,721)
Common Stock issued on
  conversion of Series B
  Preferred Stock........         698               7            (629)          --             622          --             --
Common Stock issued on
  conversion of Series D
  Preferred Stock........       7,220              72              --           --             (72)         --             --
Common Stock issued in
  connection with Street
  Technologies, Inc.
  acquisition............       4,948              49              --           --          36,439          --             --
Preferred Series B
  dividends paid in
  common stock...........          24               2              --           --              72          --            (73)
Common Stock issued on
  exercise of warrants...         375               4              --           --              --          --             --
Common Stock issued upon
  conversion of notes
  payable................         187               2              --           --             571          --             --
Warrants issued to non-
  employees..............          --              --              --           --             400          --             --
Notes and accounts
  receivable from
  directors from the
  exercise of stock
  options................          --              --              --           --              --      (1,934)            --
Repayment of notes and
  accounts receivable
  from directors from the
  exercise of stock
  options................          --              --              --           --              --         247             --
Common Stock issued under
  Stock Option Plan and
  Stock Purchase Plan....       1,548              15              --           --           2,999          --             --
Common Stock issued in
  connection with
  ViaGrafix Corp
  acquisition............      10,686             107              --           --          56,669          --             --
Series D Preferred Stock
  issued under Stock
  Option Plan............          --              --              --           --              18          --             --
Dividend distribution....          --              --              --           --              --          --           (186)
Financing costs..........          --              --              --           --            (147)         --             --
Net loss.................          --              --              --           --              --          --        (35,359)
                               ------            ----           -----         ----        --------     -------      ---------
Balance at September 30,
  1999 (unaudited).......      50,993            $510           $  --         $ --        $191,534     $(1,687)     $(120,339)
                               ======            ====           =====         ====        ========     =======      =========


                            EQUITY
                            TOTAL
                           --------
Balance at December 31,
  1998...................  $ 10,123
Common Stock issued on
  conversion of Series B
  Preferred Stock........        --
Common Stock issued on
  conversion of Series D
  Preferred Stock........        --
Common Stock issued in
  connection with Street
  Technologies, Inc.
  acquisition............    36,488
Preferred Series B
  dividends paid in
  common stock...........         1
Common Stock issued on
  exercise of warrants...         4
Common Stock issued upon
  conversion of notes
  payable................       573
Warrants issued to non-
  employees..............       400
Notes and accounts
  receivable from
  directors from the
  exercise of stock
  options................    (1,934)
Repayment of notes and
  accounts receivable
  from directors from the
  exercise of stock
  options................       247
Common Stock issued under
  Stock Option Plan and
  Stock Purchase Plan....     3,014
Common Stock issued in
  connection with
  ViaGrafix Corp
  acquisition............    56,776
Series D Preferred Stock
  issued under Stock
  Option Plan............        18
Dividend distribution....      (186)
Financing costs..........      (147)
Net loss.................   (35,359)
                           --------
Balance at September 30,
  1999 (unaudited).......  $ 70,018
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

    These financial statements should be read in conjunction with the supplementary consolidated financial statements and related notes included in the Company's report on Form S-4/A which was filed with the Securities and Exchange Commission ("SEC") on July 19, 1999 that reflects our acquisition of Panmedia Corporation ("Panmedia") as a pooling. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's report that reflects Panmedia as a pooling. Form S-4/A which was filed with the Securities and Exchange Commission ("SEC") on July 19, 1999. The condensed consolidated financial statements and the accompanying notes reflect the Company's financial position and the results of operations as if Panmedia was a wholly-owned subsidiary of the Company since inception.

    Components of the consolidated results of operations of the Company and Panmedia prior to the acquisition by the Company are as follows (in thousands):

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          1999       1998       1999       1998
                                                        --------   --------   --------   --------
                                                            (UNAUDITED)           (UNAUDITED)
NET REVENUES
Learn2.com............................................  $  3,403   $    251   $  5,587   $   785
Panmedia..............................................        --        308        632       874
                                                        --------   --------   --------   -------
Total.................................................  $  3,403   $    559   $  6,219   $ 1,659
                                                        ========   ========   ========   =======
NET INCOME (LOSS)
Learn2.com............................................  $(19,160)  $ (2,271)  $(35,376)  $(9,823)
Panmedia..............................................        --         64         17       366
                                                        --------   --------   --------   -------
Total.................................................  $(19,160)  $ (2,207)  $(35,359)  $(9,457)
                                                        ========   ========   ========   =======

    Certain amounts in the prior periods' condensed consolidated financial statements have been reclassified for comparative purposes to conform to the current period presentation.

    The condensed consolidated financial statements included herein have been restated for the change in accounting from the pooling-of-interests to the purchase method of accounting for the acquisition of ViaGrafix Corporation ("ViaGrafix") (Note 2). See Note 2 of the consolidated financial statements for a detailed explanation of the changes.

                                LEARN2.COM,INC.

                                  (UNAUDITED)

2. RESTATEMENT

    On August 23, 1999, we acquired all of the outstanding common stock of ViaGrafix Corporation, a publicly traded company. ViaGrafix develops, produces and markets technology based training products and computer aided design (CAD) software, and provides e-mail broadcast solutions. The transaction was accounted for as a pooling of interests.

    Since the acquisition of ViaGrafix, the management of the Company has been exploring and evaluating various business strategies relating to eTracks.com, a subsidiary of ViaGrafix. The Company has reached the conclusion that to maximize shareholder value and develop eTracks.com, it will seek outside investment which could lead to the sale of all or part of the business.

    As a result of this decision, the pooling-of-interests method of accounting is no longer available for the ViaGrafix business combination. Therefore, we are restating our supplementary financial statements to reflect the transaction as a purchase method business combination.

    The adjustments to change the method of accounting for the merger increased net assets by approximately $25.4 million primarily related to the increase in intangible assets and goodwill related to the ViaGrafix acquisition on September 30, 1999 and decreased net assets by approximately $22.3 million at December 31, 1998. For the three and nine months ended September 30, 1999, these adjustments decreased revenues by approximately $1.9 million and $14.8 million, respectively and increased net loss available to common shareholders by approximately $11.0 million and $9.9 million, respectively. For the three and nine months ended September 30, 1998, these adjustments decreased revenues by approximately $4.0 million and $12.3 million, respectively and increased the net loss available to common shareholders by approximately $181,000 for the three months ended September 30, 1998 and decreased by $858,000 for the nine months ended September 30, 1998.

    The restatement to the purchase method of accounting does not affect the Company's operating revenues, cash flows, or the fundamental financial strength of the Company and does not change the economic value of the transaction to the Company. Rather, the Company has recorded intangible assets, including goodwill, and a corresponding increase in equity. The restatement does not affect the accounting for the Panmedia merger as a pooling-of-interests. The impact of such restatement on the Company's condensed consolidated statement of operations and balance sheet is as follows.

    The effects of the restatement on the condensed consolidated balance sheets at September 30, 1999 and December 31, 1998 and the condensed consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                LEARN2.COM,INC.

                                  (UNAUDITED)

2. RESTATEMENT (CONTINUED)

    Condensed Consolidated Balance Sheets (in thousands):

                                                   AS OF SEPTEMBER 30, 1999        AS OF DECEMBER 31, 1998
                                                   -------------------------      -------------------------
                                                       AS                             AS
                                                   PREVIOUSLY        AS           PREVIOUSLY         AS
                                                    REPORTED      RESTATED         REPORTED       RESTATED
                                                   -----------   -----------      ----------      ---------
                                                  ASSETS
Current assets:
  Cash and cash equivalents......................   $  11,505     $  11,505        $ 24,359       $ 11,313
  Accounts receivable, net.......................       4,266         3,435           4,887            174
  Inventories....................................       2,833           833           1,909             --
  Other current assets...........................       2,903         2,633           1,090            367
                                                    ---------     ---------        --------       --------
    Total current assets.........................      21,507        18,406          32,245         11,854
Fixed assets, net................................       3,911         4,126           4,542          1,478
Capitalized software, net........................      15,192        16,892             169             --
Intangible assets, net...........................       3,374        15,674             214              7
Goodwill.........................................       9,701        24,431              88             --
Other assets.....................................         244           244             811             80
                                                    ---------     ---------        --------       --------
    Total assets.................................   $  53,929     $  79,773        $ 38,069       $ 13,419
                                                    =========     =========        ========       ========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................   $   1,951     $   1,951        $  1,965       $    198
  Accrued expenses and other current
    liabilities..................................       4,132         4,607           2,877          2,513
  Current portion of deferred revenue............       1,862         1,862              50             50
  Notes payable..................................         476           476             738            487
                                                    ---------     ---------        --------       --------
    Total current liabilities....................       8,421         8,896           5,630          3,248
Deferred revenue.................................         816           816              --
Other............................................          23            23              48             48
                                                    ---------     ---------        --------       --------
    Total liabilities............................       9,260         9,735           5,678          3,296

Minority interest in subsidiary..................          20            20              --
Commitments and contingencies
Stockholders' equity:
  Series B Convertible Preferred Stock, par value
    $0.01 per share, 15,000 shares authorized; 0
    and 1,395 shares issued and outstanding in
    1999 and 1998, respectively ($1,395
    liquidation value)...........................          --            --             629            629
  Common stock, par value $0.01 per share,
    100,000,000 shares authorized; 50,993,030 and
    25,307,482 shares issued and outstanding in
    1999 and 1998, respectively..................         510           510             361            252
  Additional paid-in capital.....................     154,575       191,534         114,315         93,963
  Notes receivable from directors................      (1,687)       (1,687)             --             --
  Unearned compensation..........................         (78)           --              --             --
  Accumulated deficit............................    (108,671)     (120,339)        (82,914)       (84,721)
                                                    ---------     ---------        --------       --------
    Total stockholders' equity...................      44,649        70,018          32,391         10,123
                                                    ---------     ---------        --------       --------
    Total liabilities and stockholders' equity...   $  53,929     $  79,773        $ 38,069       $ 13,419
                                                    =========     =========        ========       ========

                                LEARN2.COM,INC.

                                  (UNAUDITED)

2. RESTATEMENT (CONTINUED)

    Condensed Consolidated Statements of Operations (in thousands):

                                      THREE MONTHS            THREE MONTHS             NINE MONTHS             NINE MONTHS
                                          ENDED                   ENDED                   ENDED                   ENDED
                                   SEPTEMBER 30, 1999      SEPTEMBER 30, 1998      SEPTEMBER 30, 1999      SEPTEMBER 30, 1998
                                  ---------------------   ---------------------   ---------------------   ---------------------
                                      AS                      AS                      AS                      AS
                                  PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS
                                   REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED
                                  ----------   --------   ----------   --------   ----------   --------   ----------   --------
Net revenues....................   $ 5,259     $ 3,403     $ 4,576     $   559     $ 21,023    $ 6,219     $ 13,940    $  1,659
Cost of revenues................     1,256         521         923         122        5,258      1,147        3,103         338
                                   -------     --------    -------     -------     --------    --------    --------    --------
Gross profit....................     4,003       2,882       3,653         437       15,765      5,072       10,837       1,321

Operating expenses:
  Research and product
    development.................     1,543         926       1,489         685        4,253      2,491        3,737       2,176
  Sales and marketing...........     4,682       3,500       1,396         370       14,696      5,246        5,221         873
  General and administrative....     1,728         595       2,536         931        5,306      2,312        6,955       4,608
  Depreciation and
    amortization................       975         833         205         439        2,516      1,822        1,450       1,479
  Restructuring charges.........       999         999          --          --        3,493      3,493           --          --
  Acquired in-process
    technology..................        --      15,100          --          --        9,677     24,777           --          --
  Non-recurring costs...........     2,298          --          --          --        2,575        277           --          --
                                   -------     --------    -------     -------     --------    --------    --------    --------
      Total operating
        expenses................    12,225      21,953       5,626       2,425       42,516     40,418       17,363       9,136

      Operating loss............    (8,222)    (19,071)     (1,973)     (1,988)     (26,751)   (35,346)      (6,526)     (7,815)

Interest and other, net.........       174          89          63         219         (114)        13        1,323       1,642
                                   -------     --------    -------     -------     --------    --------    --------    --------
Loss before income taxes........    (8,396)    (19,160)     (2,036)     (2,207)     (26,637)   (35,359)      (7,849)     (9,457)
(Benefit) provision for income
  taxes.........................      (283)         --          14          --       (1,139)        --          412          --
                                   -------     --------    -------     -------     --------    --------    --------    --------
Net loss........................    (8,113)    (19,160)     (2,050)     (2,207)     (25,498)   (35,359)      (8,261)     (9,457)
Dividends on Preferred Stock....        --          --        (338)         --           --         --         (338)         --
Beneficial conversion feature in
  association with Preferred
  Stock.........................        --          --      (5,479)     (5,479)          --         --       (5,479)     (5,479)
                                   -------     --------    -------     -------     --------    --------    --------    --------
Net loss available to common
  shareholders..................   $(8,113)    $(19,160)   $(7,867)    $(7,686)    $(25,498)   $(35,359)   $(14,078)   $(14,936)
                                   =======     ========    =======     =======     ========    ========    ========    ========
Basic and diluted loss per
  common share..................   $ (0.17)    $ (0.45)    $ (0.26)    $ (0.40)    $  (0.58)   $ (1.02)    $  (0.52)   $  (0.88)
                                   =======     ========    =======     =======     ========    ========    ========    ========
Weighted average basic and
  diluted shares outstanding....    48,748      42,476      30,246      19,006       43,888     34,659       27,217      16,983
                                   =======     ========    =======     =======     ========    ========    ========    ========

                                LEARN2.COM,INC.

                                  (UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Advertising revenues on both banner and sponsorship contracts are recognized ratably over the period in which the advertisement is displayed, provided that no significant obligations of the Company remain at the end of a period and collection of the resulting receivable is probable. The Company's obligations typically include guarantees of a minimum number of "impressions", or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. Payments received from advertisers prior to displaying their website advertisements are recorded as deferred revenue and are recognized ratably as the advertisements are displayed.

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

                                LEARN2.COM,INC.

                                  (UNAUDITED)

4. BUSINESS COMBINATIONS

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

VIAGRAFIX ACQUISITION

    In August 1999, the Company acquired all the outstanding stock of ViaGrafix, a publicly traded company. Under the terms of the agreement, the Company issued approximately 10.7 million shares of its common stock. This represents 1.846 shares for each share of ViaGrafix common stock outstanding. The total value of the transaction was approximately $61.1 million including $1.3 million of assumed liabilities, which consisted primarily of accounts payable and accrued expenses and other current liabilities. The transaction was accounted for using the purchase method of accounting. The results of ViaGrafix subsequent to the acquisition are included in the Company's condensed consolidated statements of operations.

    The aggregate purchase price consisted of the following (in thousands):

DESCRIPTION                                                    AMOUNT
-----------                                                   --------
Common stock................................................  $56,776
Assumed liabilities.........................................    1,257
Acquisition costs...........................................    3,042
                                                              -------
Total.......................................................  $61,075
                                                              =======

    Under the purchase method of accounting, the assets and liabilities were recorded based upon their fair values at the date of acquisition. We recorded approximately $14.7 million in goodwill and $14.1 million other intangible assets, which are being amortized on a straight-line basis over periods of five to twenty years and wrote-off approximately $15.1 million of acquired in-process technology.

    The purchase price was allocated to the net assets acquired based upon their fair values. The fair values were determined by an independent appraisal which incorporated proven valuation procedures and techniques.

                                LEARN2.COM,INC.

                                  (UNAUDITED)

4. BUSINESS COMBINATIONS (CONTINUED)
    The purchase price has been allocated as follows:

DESCRIPTION                                                    AMOUNT
-----------                                                   --------
Current assets..............................................  $13,077
Fixed assets................................................    3,407
Other assets................................................      693
Capitalized software........................................    1,768
Acquired in-process technology (written-off)................   15,100
Intangible assets...........................................   12,300
Goodwill....................................................   14,730
                                                              -------
Total.......................................................  $61,075
                                                              =======

    The acquired in-process technology has been expensed as a charge against operations and is included in the accompanying condensed consolidated statement of operations for the three months ended September 30, 1999. The amount allocated to acquired in-process technology relates to projects that had not yet reached technological feasibility and that, until completion of development, had no alternative future use. These projects required substantial development and testing prior to reaching technological feasibility. However, these projects may not reach technological feasibility and may not develop into products that may be sold by the Company. The acquired in-process technology has required, and may require substantial development by the Company. The intangible assets are being amortized over five to twenty years. The Company recorded approximately $200,000 in amortization expense relating to these intangible assets during the three months ended September 30, 1999. The accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 1999 includes charges of approximately $15.1 million associated with the write-off of acquired in-process technology and approximately $999,000 (see Note 9), associated with a restructuring charge which includes the write-off of redundant assets, excess office space and employee severance.

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

                                LEARN2.COM,INC.

                                  (UNAUDITED)

4. BUSINESS COMBINATIONS (CONTINUED)
    The aggregate purchase price consisted of the following (in thousands):

DESCRIPTION                                                    AMOUNT
-----------                                                   --------
Common stock................................................  $14,845
Preferred stock.............................................   21,644
                                                              -------
    Subtotal................................................   36,489
Assumed liabilities.........................................    3,133
Acquisition costs...........................................      782
                                                              -------
Total.......................................................  $40,404
                                                              =======

    The purchase price was allocated to the net assets acquired based upon their fair values. The fair values were determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques. The purchase price has been allocated as follows (in thousands):

DESCRIPTION                                                    AMOUNT
-----------                                                   --------
Current assets..............................................  $ 1,763
Fixed assets................................................      343
Other assets................................................      490
Capitalized software........................................   14,717
Intangible assets...........................................    3,519
Acquired in-process technology (written-off)................    9,677
Goodwill....................................................    9,895
                                                              -------
Total.......................................................  $40,404
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

    The following unaudited pro forma information has been prepared assuming that the acquisitions of ViaGrafix and Street Technologies, Inc. had taken place at the beginning of the respective periods

                                LEARN2.COM,INC.

                                  (UNAUDITED)

4. BUSINESS COMBINATIONS (CONTINUED)
presented. The pro forma financial information is not necessarily indicative of the combined results that may occur in the future.

                                                          PRO FORMA
                                -------------------------------------------------------------
                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                -----------------------------   -----------------------------
                                SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                    1999            1998            1999            1998
                                -------------   -------------   -------------   -------------
                                                         (UNAUDITED)
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.......................     $ 5,259         $ 5,598        $ 21,354         $17,193
Loss from operations..........      (8,589)         (3,257)        (29,157)         (4,878)
Net loss......................      (8,480)         (9,106)        (27,827)        (10,943)
Loss per share................     $ (0.17)        $ (0.22)       $  (0.55)        $ (0.27)

5. LOSS PER COMMON SHARE

    Basic and diluted loss per share was determined by dividing the net loss by the weighted average common shares outstanding during the period. Common stock equivalents are excluded from the loss per share calculation, as their effect would be anti-dilutive.

6. CONVERSION OF 7% CONVERTIBLE NOTES PAYABLE

    The Company's 7% Convertible Notes Payable (the "Notes") were due and payable on February 11, 1999. To induce the holders to convert the Notes into common stock, the Company on February 10, 1999 agreed with the holders of the Notes to amend the Notes to provide that the conversion price should be reduced to a price equal to 80% of the then current market price of the common stock. During February 1999, the Company issued 186,982 shares of common stock in exchange for approximately $458,000 of the Notes. The difference between the stated conversion price and the actual conversion price was approximately $115,000 and is included as interest expense in the accompanying condensed consolidated statement of operations. As of September 30, 1999, the remaining balance of $27,000 has not been paid to one remaining holder.

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

    As of September 30, 1999, all shares of the Company's Series B Convertible Preferred Stock had been converted into shares of common stock.

                                LEARN2.COM,INC.

                                  (UNAUDITED)

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

    The Company is involved in various other claims and lawsuits that are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

9. RESTRUCTURING CHARGES

    During the first quarter, the Company recorded a charge of approximately $2.5 million of incurred direct costs primarily related to the acquisition of Street Technologies, Inc. and the Company's reorganization plans to integrate the operations of Street Technologies, Inc. and the Company. The charges were comprised of the following: $1.4 million to write-off redundant assets, $493,000 excess office space and other costs, and $600,000 in employee severance costs.

    During the third quarter, following the acquisition of ViaGrafix, the Company recorded a charge of approximately $999,000 of which, $791,000 was related to employee salary and severance, $40,000 write off of assets and $169,000 of excess office space and other costs.

    The following table summarizes the activity in the accruals during the nine month period ended September 30, 1999. The balance of the restructuring accrual at September 30, 1999 is included in accrued expenses and current liabilities on the condensed consolidated balance sheet and is anticipated to be paid within the next three years (in thousands):

                                                                     NON-                 BALANCE AT
                                                   RESTRUCTURING     CASH       CASH     SEPTEMBER 30,
                                                      CHARGES      CHARGES    PAYMENTS       1999
                                                   -------------   --------   --------   -------------
Write-off of redundant assets....................     $1,440       $(1,385)    $ (15)       $   40
Excess office space and other costs..............        662            86      (164)          584
Employee salary and severance costs..............      1,391           (34)     (537)          820
                                                      ------       -------     -----        ------
Total............................................     $3,493       $(1,333)    $(716)       $1,444
                                                      ======       =======     =====        ======

10. INDUSTRY SEGMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those

                                LEARN2.COM,INC.

                                  (UNAUDITED)

10. INDUSTRY SEGMENTS (CONTINUED)
enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. In the initial year of application, comparative information for earlier years must be restated. Management has determined that it does not have any separately reportable business segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's report on Form S-4/A which was filed with the Securities and Exchange Commission ("SEC") on July 19, 1999.

    In order to keep our stockholders informed of the Company's future plans and objectives, this Quarterly Report on Form 10-Q/A and other reports and statements issued by the Company and our officers from time-to-time contain, among other things, certain statements concerning the Company's future plans, objectives, performance, intentions and expectations that are or may be deemed to be "forward-looking statements". When we use the words "believe," "expect," "anticipate," "project" and similar expressions, this should alert you that this is a forward-looking statement. Forward-looking statements speak only as of the date the statement is made. The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement.

    Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These factors include among others, the Company's ability to complete new products at planned costs and on planned schedules, the Company's ability to attract and retain strategic partners and consummate acquisitions, the Company's ability to leverage intangible assets in its technology, and the Company's ability to maintain a sufficient level of financing for its business strategy. Additional factors that are beyond the Company's control and could influence results include market acceptance of the Company's products and services and adoption of the Internet as a medium of commerce and communications. See the discussion of the Company's business and a description of the various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward-looking statements which are included in Item 1 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

OVERVIEW

    On July 14, 1999, we changed our Company's name from 7th Level, Inc. to Learn2.com, Inc. We made the change in order to create a single brand and to more closely align our corporate identity with our product offerings. Learn2.com, Inc. was founded in 1993 with the goal of becoming a leading developer and publisher of interactive entertainment and educational content as well as a creator of state of the art tools and technologies. In 1998, our research and development activities were focused primarily on developing and enhancing our Agent7-TM technology. We recognized that appropriate applications of this technology were in the delivery of learning, training and enhanced communications. To strengthen our position in the marketplace, we searched for a viable and complementary partner with the appropriate technological assets, distribution channel and management expertise and abandoned our interactive entertainment business.

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

    On August 23, 1999, we acquired all of the outstanding common stock of ViaGrafix Corporation, a publicly traded company. ViaGrafix develops, produces and markets technology based training products and computer aided design (CAD) software, and provides e-mail broadcast solutions. The transaction was accounted for as a pooling of interests.

    Since the acquisition of ViaGrafix, the management of the Company has been exploring and evaluating various business strategies relating to eTracks.com, a subsidiary of ViaGrafix. The Company has reached the conclusion that to maximize shareholder value and develop eTracks.com, it will seek outside investment which could lead to the sale of all or part of the business.

    As a result of this decision, the pooling-of-interests method of accounting is no longer available for the ViaGrafix business combination. Therefore, we are restating our supplementary financial statements to reflect the transaction as a purchase method business combination.

    The total value of the transaction was approximately $61.0 million including $1.3 million of assumed liabilities, which consisted primarily of accounts payable and other accrued liabilities. Under the purchase method of accounting, the assets and liabilities were recorded based upon their fair values at the date of acquisition. We recorded approximately $14.7 million in goodwill and $14.1 million other intangible assets, which are being amortized on a straight-line basis over periods of five to twenty years and wrote-off approximately $15.1 million of acquired in-process technology.

    The adjustments to change the method of accounting for the merger increased net assets by approximately $25.4 million at September 30, 1999. For the three and nine months ended September 30, 1999, these adjustments decreased revenues by approximately $1.9 million and $14.8 million, respectively and increased the net loss available to common shareholders by approximately $11.0 million and $9.9 million, respectively. For the three and nine months ended September 30, 1998, these adjustments decreased revenues by approximately $4.0 million and $12.3 million, respectively and decreased the net loss available to common shareholders by approximately $181,000 for the three months ended September 30, 1998 and an increase of $858,000 for the nine months ended September 30, 1998, respectively.

    The restatement to purchase accounting does not affect Company's ongoing operating revenues, cash flows, or the fundamental financial strength of the Company and does not change the economic value of the transaction to the Company. Rather, the Company has recorded intangible assets, including goodwill, and a corresponding increase in equity. The restatement does not affect the accounting for the Panmedia merger as a pooling-of-interests.

    The condensed consolidated financial statements included herein have been restated for the change in accounting from the pooling-of-interests to the purchase method of accounting for the acquisition of ViaGrafix. See Note 2 of the consolidated financial statements for a detailed explanation of the changes.

    As set forth in Note 4, our reported results of operations for all periods prior to August 23, 1999 do not reflect the results of ViaGrafix and prior to February 16, 1999 do not reflect the results of Street Technologies, Inc. Consequently, the results prior to these dates and our condensed consolidated balance sheet at December 31, 1998 are not reflective of our operations and financial position as presently constituted.

    We plan to significantly increase our operating expenses to increase our research and product development and sales and marketing operations to help attain our goal of becoming the world's leading provider of engaging learning content. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to expenses, or if our expenses continue to exceed our revenues, then our business, results of operations and financial condition would be materially and adversely affected. We expect to incur losses on a quarterly and annual basis for the foreseeable future.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    Our reported results of operations for all periods prior to August 23, 1999 do not reflect the results of ViaGrafix and prior to February 16, 1999 do not reflect the results of Street Technologies, Inc. Consequently, the results prior to these dates and our condensed consolidated balance sheet at December 31, 1998 are not reflective of our operations and financial position as presently constituted.

REVENUES

    Revenues increased $2.8 million or 466.7% from $600,000 to $3.4 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Revenues for the three months ended September 30, 1999 included physical product sales and broadcast messaging services and other revenues from ViaGrafix for the five-week period ended September 30, 1999, totaling $1.9 million. Excluding this amount, revenues increased $900,000 from $600,000 to $900,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The remaining revenue consisted primarily of sales of streamed learning content delivered over the Internet, and related technology licensing fees, web development services, advertising, and maintenance. In the quarter ended September 30, 1998, revenues consisted primarily of web development services, and royalties related to our entertainment business.

    Revenues increased $4.5 million or 264.7% from $1.7 million to $6.2 million for the nine months ended September 30, 1999. Revenues for the nine months ended September 30, 1999 included physical product sales and broadcast messaging services from the ViaGrafix acquisition for the period the five-week period ended September 30, 1999, totaling $1.9 million. Excluding this amount, revenues increased $2.6 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The remaining revenues for the nine months ended September 30, 1999 primarily related to sales of streamed learning content delivered over the Internet, and related technology licensing fees and maintenance and web development services. In the nine months ended
September 30, 1998 revenues related primarily to royalties on licensed technologies related to our entertainment business.

COST OF REVENUES

    Cost of revenues for the three months ended September 30, 1999 was $500,000 or 15.3% of net revenues compared to $100,000 or 21.8% of net revenues for the three months ended September 30, 1998. Cost of revenues for the nine months ended September 30, 1999 was $1.1 million or 18.4% of net revenues compared to $300,000 or 20.4% of net revenues for the nine months ended September 30, 1998. The decrease in cost of revenues as a percentage of net sales for both the third quarter of 1999 as well as the nine-months ended September 30, 1999 was primarily due to a change in the mix of sales in the quarter and in the first nine months of 1999 as compared to 1998.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

    Research and product development expenses were $900,000 for the three months ended September 30, 1999 as compared to $700,000 for the three months ended September 30, 1998. Research and product development expenses were $2.5 million for the nine months ended September 30, 1999 as compared to $2.2 million for the nine months ended September 30, 1998. Research and product development relates to technology, web, and training course development. We believe that significant investment in research and product development is required to remain competitive in our markets and therefore, we expect such research and product development expenses to continue to increase in future periods.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses increased $3.1 million or 775% from $400,000 to $3.5 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The overall increase of $3.1 million was attributable to costs associated with increasing our sales and marketing staff to focus on direct and indirect licensing and sales to corporations, $1.8 million; cooperative, print, and other product related advertising, $500,000; and branding the new name of Learn2.com, Inc., $800,000. We expect our advertising expenses to remain high in a continued effort to achieve growth in sales and brand awareness.

    Sales and marketing expenses increased $4.3 million or 477.8% from $900,000 to $5.2 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The overall increase of $4.3 million was attributable to increasing our sales and marketing staff to focus on direct and indirect licensing and sales to corporations, $3.0 million; cooperative, print media, and other product related advertising, $500,000; and branding the new name of Learn2.com, Inc., $800,000. We expect our advertising expenses to remain high in a continued effort to achieve growth in sales and brand awareness.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $600,000 and $900,000 for the three months ended September 30, 1999 and 1998, respectively. The decrease of approximately $300,000 or 33.3% for the three months ended September 30, 1999 is related to the cost structure of the newly merged companies.

    General and administrative expenses were $2.3 million and $4.6 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease of $2.3 million or 50.0% was primarily related to the following: one time charges were recognized in the first half of 1998 totaling $1.8 million, which included approximately (i) $1.4 million in non-cash compensation related to stock granted to our Chairman and Vice Chairman, (ii) $44,000 in charges for certain stock options and stock warrants granted to consultants and (iii) $400,000 related to professional fees associated with the terminated merger with Pulse Entertainment, Inc. The remaining $500,000 is related to the cost structure of the newly merged companies.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses were $800,000 and $400,000 for the three months ended September 30, 1999 and 1998, respectively. Depreciation and amortization expenses increased $400,000 or 100% for the three months ended September 30, 1999. The 1999 expenses included $55,000 of depreciation on fixed assets, $155,000 of amortization of computer software, $423,000 of amortization on goodwill, software and intangible assets which related to the Street Technologies, Inc. acquisition, and $200,000 of amortization on goodwill and other intangible assets related to the ViaGrafix acquisition. The 1998 expenses related primarily to depreciation and amortization on fixed assets.

    Depreciation and amortization expenses were $1.8 million and $1.5 million for the nine months ended September 30, 1999 and 1998, respectively. Depreciation and amortization expenses increased $300,000 or 20% for the nine months ended September 30, 1999. The 1999 expenses included approximately $111,000 of depreciation on fixed assets, $422,000 of amortization of computer software, $1.1 million of amortization on goodwill, software and intangible assets which related to the Street Technologies, Inc. acquisition, and $200,000 of amortization on goodwill and other intangible assets which related to the ViaGrafix acquisition. The 1998 expenses related primarily to depreciation and amortization on fixed and intangible assets.

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

ACQUIRED IN-PROCESS TECHNOLOGY

    In connection with our acquisitions of Street Technologies, Inc. and ViaGrafix, we allocated $9.7 million and $15.1 million, respectively, of the purchase prices to acquired in-process technology. Accordingly, these costs were expensed as of the acquisition date. The amount allocated to acquired in-process technology relates to projects that had not yet reached technological feasibility and that, until completion of development, had no alternative future use. The technologies acquired in this transaction will continue to require substantial additional development.

NON-RECURRING COSTS

    During the second quarter of 1999, we completed our merger with Panmedia. We recorded a non-recurring charge of $277,000 for transaction costs associated with the merger.

INTEREST AND OTHER, NET

    Interest and other net was approximately $100,000 of expense compared to $200,000 of expense for the three months ended September 30, 1999 and 1998, respectively. Interest and other, net in 1999 consisted primarily of interest expense as well as a charge related to the settlement of a lawsuit, offset by of interest income. In 1998 interest and other, net consisted primarily of amortization of debt issuance costs and accretion of debt discount following the May 1998 financing transactions, offset by interest income.

    Interest and other net was approximately $13,000 of expense compared to $1.6 million of expense for the nine months ended September 30, 1999 and 1998, respectively. Interest and other net in 1999 consisted primarily of interest income, offset by a charge relating to the settlement of a lawsuit, and loss on conversion of notes payable in 1998 interest and other, net consisted primarily of amortization of debt issuance costs and accretion of debt discount following the May 1998 financing transactions offset by interest income.

NET LOSS

    The net loss for the three months ended September 30, 1999 was $19.2 million or $(0.45) per basic and diluted common share, compared to $7.7 million or $(0.40) per basic and diluted common share for the three months ended
September 30, 1998. The results for the three months ended September 30, 1999 include a restructuring charge of $999,000 incurred in connection with the acquisition of ViaGrafix, the write-off of $15.1 million of acquired in-process technology acquired in the ViaGrafix acquisition, and amortization of intangible assets and goodwill relating to the ViaGrafix acquisition totaling approximately $200,000. Excluding these charges, our net loss was $2.9 million or $(0.07) per basic and diluted common share. The net loss was attributable to the factors discussed above.

    The net loss for the nine months ended September 30, 1999 was $35.4 million or $(1.02) per basic and diluted common share, compared to $14.9 million or $(0.88) per basic and diluted common share for the nine months ended
September 30, 1998. The results for the nine months ended September 30, 1999 include a non-recurring charge of $277,000 incurred in connection with the acquisition of Panmedia. Also included were the following costs related to the Street Technologies and ViaGrafix acquisitions: the write-off of $24.8 million of acquired in-process technology, amortization of intangible assets of $1.3 million and $3.5 million of restructuring charges Excluding these charges, our net loss was $5.5 million or $(0.16) per basic and diluted common share. The net loss was attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased $192,000 during the first nine months of the year to $11.5 million at September 30, 1999.

    Operating activities used $5.7 million of cash in the first nine months of 1999. The primary factor related to the use of cash from operating activities was the net loss of $35.4 million. The net loss was substantially comprised of non-cash charges of $30.5 million (principally $1.8 million of depreciation and amortization, $400,000 non-cash warrant expense, $3.5 million of restructuring charges, and $24.8 million for the write-off of acquired in-process technology).

    The principal factor in the cash provided by in investing activities of $5.0 million was cash acquired in the ViaGrafix acquisition of $9.6 million reduced by acquisition costs of $3.0 million. This increase was partially offset by $1.5 million in capital expenditures. We do not have any other significant commitments for capital expenditures. We anticipate that we will continue to expand our facilities and purchase equipment as needed to support our product research and development, production of our products, sales and marketing, product support, and administrative staff.

    Financing activities provided $845,000 of cash. This was primarily due to proceeds from the issuance of common stock under stock option and purchase plans totaling $1.3 million, offset by dividends paid to Stockholders of $186,000, repayments of debt of $45,000, payments on existing capital leases totaling $120,000.

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

    The Company is involved in certain other claims and lawsuits that are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on the Company's financial position, results of operation or cash flows.

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

    In August of 1999, the Board of Directors approved grants of warrants to purchase 600,000 shares of Common Stock at prices ranging from $3.00 to $5.00 per share in connection with certain consulting agreements.

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

    Our Annual Meeting of Stockholders was held on July 28, 1999. The results of the voting were as follows:

Proposal 1: Election of Directors of the Company

                                                                       VOTES
NOMINEE                                                  VOTES FOR    WITHHELD
-------                                                  ----------   --------
Donald Schupak.........................................  36,561,919   297,319
Stephen P. Gott........................................  36,640,537   218,701
Robert Alan Ezrin......................................  36,561,654   297,584
Merv Adelson...........................................  36,546,554   312,684
James A. Cannavino.....................................  36,475,072   402,166
Jason A. Roberts.......................................  36,641,397   217,841

Proposal 2: Approval of the issuance of (i) 7,220,323 shares of the Company's
            Common stock upon conversion of the Company's currently outstanding shares of Series D Preferred Stock and (ii) 1,635,355 shares of Common Stock upon the exercise of stock options and warrants which are currently exercisable for shares of Series D Preferred Stock.

Votes For:..................................................  17,420,139
Votes Against:..............................................     553,914
Votes Abstaining:...........................................     161,202

Proposal 3: Approval of the Company's 1999 Stock Option Plan.

Votes For:..................................................  24,230,926
Votes Against:..............................................     773,511
Votes Abstaining:...........................................     153,748

Proposal 4: Approval to amend the Company's Amended and Restated Incentive Stock
            Option Plan to conform with the terms and conditions of the Company's 1999 Stock Option Plan.

Votes For:..................................................  24,725,255
Votes Against:..............................................     727,925
Votes Abstaining:...........................................     157,544

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        27--Financial data schedule

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

                                LEARN2.COM, INC.

Date: February 21, 2000         By:              /s/ MARC E. LANDY
                                     -----------------------------------------
                                                   Marc E. Landy
                                      VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                   AND SECRETARY
                                           (PRINCIPAL FINANCIAL OFFICER)