Form 10-K405
period 1999-12-31
LEARN2 COM INC
filed 2000-03-30
CIK 920038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission file number: 0-24936

LEARN2.COM, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	75-2480669 (I.R.S. Employer Identification No.)
1311 Mamaroneck Avenue White Plains, New York (Address of principal executive offices)	10605 (Zip Code)

Registrant's telephone number, including area code: (914) 682-4300

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    As of March 20, 2000, there were approximately 52,453,621 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based on the closing price of the Common Stock on The Nasdaq National Market) on March 20, 2000 was approximately $266,937,429 or $6.13 per share (calculated by excluding shares actually owned by our current directors and officers).

LEARN2.COM, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 1999

PART I

    THIS REPORT AND OTHER ORAL AND WRITTEN STATEMENTS MADE BY US TO THE PUBLIC CONTAIN AND INCORPORATE BY REFERENCE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND BELIEFS AND ARE SUBJECT TO A NUMBER OF FACTORS AND UNCERTAINTIES, INCLUDING BUT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS RELATING TO OUR COMPANY AND OUR BUSINESS", THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

ITEM 1. BUSINESS.

Overview

    Learn2.com, Inc. provides e-learning solutions for corporate, government and individual clients. Our offerings include engaging online and physical learning and training products and custom development services. This provides us with a competitive advantage toward becoming the solutions providers of choice to our customers.

    Our products provide an engaging learning experience to corporate and individual customers through interactive multimedia and animated tutorials and courseware. Our corporate and government customers have access to these high quality tutorials and additional features such as reporting and administration through www.Learn2University.com. Additionally, through www.Learn2.com, visitors can access our Internet e-learning community that offers tips and step-by-step instructions on a broad spectrum of skills, activities and tasks, as well as our multimedia tutorials. Our e-learning products are also available on CD-ROM and video and can be purchased from major retailers nationwide.

    Through our subsidiary, eTracks.com, Inc., we provide permission e-mail marketing and tracking services to companies that engage in commerce and advertising on the Internet as well as other companies that have a need for these services. e-Tracks' services include e-mail creation, delivery, tracking and response analysis for a high volume of client e-mail accounts in a short period of time. We have also developed a proprietary member database of over 600,000 Internet users who have opted to receive promotional e-mails. Our clients can supplement their internally developed customer lists with our member database. In addition, through periodic e-mails we market various electronics and other products to our members. The demand for permission e-mail marketing and tracking services has increased substantially over the past few years and we expect that the demand will continue to grow for the foreseeable future. We believe that e-Tracks' technology enables more robust and useful tracking capabilities than its competitors.

    Our goal is to become the world's leading provider of engaging e-learning products and services. To achieve this goal, we expect to focus on our four primary objectives: creating a trusted brand, developing and owning creative and engaging content, enhancing our patented state-of-the-art technologies and offering custom services to meet the needs of our clients. In 1999, we changed our company's name from 7th Level, Inc. to Learn2.com, Inc. We made the change to create a single recognized brand that more closely aligned our corporate identity with our product and service offerings.

History

    Learn2.com, Inc. was founded in 1993 with the goal of becoming a leading developer and publisher of interactive entertainment and educational content as well as a creator of state-of-the-art tools and technologies. In 1998, our research and development activities were focused primarily on developing and enhancing our agent technology. In early 1999, we recognized that appropriate applications of this technology were in the delivery of training and learning and therefore we abandoned our interactive entertainment business and focused our efforts on e-learning.

    To strengthen our position in the e-learning marketplace, we acquired three companies that enhanced our brand, content, technologies and services capabilities. On February 16, 1999, we acquired Street Technologies, Inc., a privately held company. Street marketed and developed technology-based training solutions delivered over intranets and the Internet utilizing a patented streaming technology and provided custom service capabilities. On May 13, 1999, we acquired Panmedia Corporation, a privately held company. Panmedia produced www.Learn2.com, a popular Website that offered step-by-step instructions on skills, activities and tasks. On August 23, 1999, we acquired ViaGrafix Corporation, a publicly traded company. ViaGrafix developed, produced and marketed technology-based training tutorials delivered on CD-ROMs and video tapes as well as computer aided design (CAD) software. CAD was subsequently sold in March 2000. Through its subsidiary eTracks.com, ViaGrafix also provided permission e-mail broadcast solutions and conducted e-commerce. These acquisitions provided us with the Learn2.com brand, and a stronger mix of content, technologies and service offerings.

    Learn2.com, Inc. was incorporated in Delaware in April 1993. Our principal executive offices are located at 1311 Mamaroneck Avenue, White Plains, New York 10605.

Marketplace

    We provide e-learning solutions for corporate, government and non-profit markets as well as for individuals. According to W.R. Hambrecht & Co., corporate e-learning is one of the fastest growing and most promising markets in the education industry. They expect the online training market to nearly double in size annually through 2003, to approximately $11.5 billion. International Data Corporation projects similar growth rates for the market. Training Magazine estimates that domestic corporations with over 100 employees budgeted approximately $62.5 billion on training in 1999, of which approximately 24% was outsourced. Additionally, Training Magazine estimates that in 1999, classroom, instructor-led training represented 73% of the total training delivery market, whereas Web-based training represented 14% of the market. The remaining 13% was composed primarily of self-study programs that use books, manuals, videotapes, or audiocassettes. W.R. Hambrecht & Co. estimates that the continuing education market in 1999 was $12 billion. During March 2000 three companies, Ford Motor Company, Delta Airlines and American Airlines announced that they were going to provide personal computers to their entire workforce for a nominal cost. We believe that many other large companies will follow this trend, which we believe will accelerate the growth of the e-learning and our custom services market.

    The permission e-mail marketing and tracking industry is in its early stages of development. We believe that the industry will evolve rapidly over the next few years as e-mail marketing becomes widely used and e-mail marketers and Web advertisers require more information about the behavior of their permission e-mail recipients and Website visitors. The permission e-mail market is becoming increasingly competitive. Participants compete primarily in the following areas: reporting and tracking capabilities, customer service, brand recognition, ease of implementation, time-to-market of a campaign and price.

Competitive Strengths

    Our competitive strengths can be categorized as follows:

  •
  Having a trusted brand.

  •
  Owning and creating engaging content.

  •
  Owning proprietary and patented technologies.

  •
  Offering comprehensive custom services.

  •
  Expanding and maintaining our broad distribution network.

The Learn2.com Brand

    Learn2.com is a leading brand in the e-learning marketplace. More than 2 million unique users visited www.Learn2.com in the fourth quarter of 1999. The site has been named "#1 Most Incredibly Useful Site" by Yahoo Internet Life, the "#1 Distance Learning Site" by Lycos and a "Yahoo! Pick of the Ages." The Learn2.com logo is distributed through our advertising and is prominently displayed on our physical product offerings on shelves in major national and regional retail outlets.

Learn2.com Content

    We own over 90% of our training and learning content. Our library of courses and tutorials covers a wide range of topics in an engaging and interactive manner. Developing and owning content provides us with a strategic advantage by:

  •
  Allowing for increased gross profit.

  •
  Providing consistent appearance and quality.

  •
  Limiting reliance on third-party content providers.

  •
  Allowing us to market products for resale under our brand.

    We currently offer hundreds of titles in six broad categories: personal computer applications, information technology certification preparation, computer programming, "soft skills", K-12 and safety as well as instruction in thousands of "life skills" topics.

  •
  Personal Computer Applications—We sell courses that enable people to learn to use software applications such as Microsoft Excel, Microsoft Word, Microsoft Windows, Linux, Lotus 123, Corel WordPerfect, Netscape Navigator, Intuit Quicken, SalesLogix Act! and other popular titles. More than 100 of these titles have been approved by the National Association of State Boards of Accountancy (NASBA) for continuing professional education (CPE) credits.

  •
  Information Technology Certification Preparation—We sell courses to help people prepare to become certified as Microsoft Certified Solutions Engineers (MCSE), Microsoft Office Users Specialists (MOUS), Sun Java Programmers and to take the A+ Technician Examination.

  •
  Computer Programming—We sell courses that enable people to learn to program using, Microsoft Visual C++, Microsoft Visual Basic, HTML, Java and other programming languages.

  •
  Soft Skills—We sell courses that enable people to learn about workplace-related topics such as Time Management, Sexual Harassment in the Workplace, Interviewing Techniques and others.

  •
  K-12—We sell courses that enable children and teenagers to learn to use computers, software and the Internet.

  •
  Safety—We sell an online version of the National Safety Council's Defensive Driving Course. Graduates of the course receive a certificate that can, in certain instances, be used to reduce auto insurance rates.

  •
  Life Skills—We offer instruction on topics in the following channels: arts and crafts, automotive, business and money, family and pets, food and drink, health and fitness, home and garden,

    recreation, style and grace, technology, travel and writing and speech. Examples include: Learn2 Tie a Necktie, Learn2 Write a Business Plan, Learn2 Perform the Heimlich Maneuver, Learn2 Childproof your home as well as 8,000 others.

    We develop our content to be engaging and interactive. We use well-researched facts, conversational narrative and multimedia to create a learning environment that keeps the attention of our users resulting in improved comprehension and retention.

Learn2.com Technologies

    We own unique, patented, proprietary technologies that allow us to develop engaging, multimedia, technology-based tutorials and courses. Our content is deliverable over any network, including the Internet, at modem connections as slow as 28.8.

    We have developed and use the following technologies to create integrated e-learning solutions for our customers:

  •
  StreamMaker™

  •
  LearningAgent™

    StreamMaker—Our StreamMaker authoring tool utilizes patented technologies to produce fully synchronized, interactive, CD-ROM quality multimedia streams that can be delivered through computer network connections, including 28.8 modem connections, without download delays or network congestion. StreamMaker produces multimedia streams that can be viewed using both Microsoft Windows and Macintosh operating systems. The following benefits of StreamMaker provide us with a competitive strategic advantage:

  •
  A proprietary method for graphics compression, enabling our screen captures to appear clearly and realistically.

  •
  A patented technology which ensures that the elements of a multimedia production including audio, graphics, animation, video and text are synchronized.

  •
  The ability to develop interactive streams, that allow users to assess their understanding of a concept during the learning experience.

  •
  A design which facilitates integration with other technologies.

    LearningAgents—Our customizable, animated LearningAgents use a patented technology that allows users to create quickly, personalized animated messages to communicate a "call to action" in e-learning and other environments. The quality and impact of the experience exceeds that which would be experienced using other technologies. No special programming skills are necessary. Users can program interactivity to link the characters to Web pages and applications. Using LearningAgents, we create for our customers an engaging e-learning environment that results in increased comprehension and retention.

Learn2.com Services

    We leverage our technologies and resources to provide our customers with engaging, multimedia e-learning solutions. We work with them to create custom solutions based upon their specific needs and corporate objectives. The result is Web-enabled, multimedia content that is hosted on our servers and delivered and tracked through our Learn2University e-learning environment. Our customers, by outsourcing a portion or all of their training and learning requirements to us benefit from a custom approach to their e-learning needs, without having to develop and support human and technology resources for that purpose.

Learn2.com Distribution Network

    Our products are available from retailers, catalogs, on the Internet, through our direct sales force and through resellers and distributors. This multi-channel approach to product distribution creates a broad market for our products, giving us a competitive advantage.

  •
  Retailers—Our CD-ROM and videotape tutorials are available from Staples, CompUSA, Frys and other major merchants.

  •
  Catalogs—Our CD-ROM and videotape tutorials are available in major catalogs such as the Radio Shack and Tiger Direct catalogs and through our own catalog.

  •
  Internet—We market our CD-ROM, videotape and online tutorials at www.Learn2.com, America Online and other Websites.

  •
  Direct Sales Force—Our direct sales force, located strategically throughout the United States, is focused on sales to Fortune 1000 companies and government agencies.

  •
  Resellers and Distributors—Our resellers, including Beyond.com and IBM, market our branded tutorials individually or as value-added components of their solutions. Our distributors, including Pinacor, Tech Data and Ingram, sell our products to major retailers and other resellers.

    As one of the first permission e-mail marketing and tracking companies, eTracks has managed hundreds of permission e-mail campaigns. We are able to send over three million unique e-mail messages per day and expect to more than double capacity this year. Our proprietary mail transfer agent technology allows for extensive data mining, broadcasting and tracking, and real-time reporting. We own substantially all of our mail transfer agent and Adaptive Proxy, or AP tracking™ technologies. AP Tracking utilizes noninvasive technology, provides tracking and logging information and analysis that can cross application and server boundaries without requiring users to modify their HTML code or place cookies on a user's hard drive, which is something that other technologies cannot do efficiently.

Products and Services

Products and Services for Corporations and Government Agencies

    Learn2University™ —Learn2University is an interactive, asynchronous learning Website that we maintain for our customers. The Website includes tutorials, administration, reporting and e-commerce capabilities, providing a cost effective, value added service that is generally superior to that which an organization can deliver on its own. Learn2University allows for corporate and government customers and their employees to tailor to their individual needs. Our customers pay us based on the specific tutorials, number of tutorials and number of users they choose. Learn2University enables users to practice and test skills as they learn, utilizing simulation technologies that allow them to practice many of the concepts introduced. Upon completion of each tutorial, users can print a completion certificate indicating that they have successfully met all the requirements of the tutorial. The solution features interactive, self-paced tutorials for Microsoft Windows, Microsoft Office, Java and more than 250 other titles. We have licensed Learn2University to companies and organizations including U.S. Department of Labor, U.S. Department of Agriculture, Dow Jones, Computer Associates, Honeywell and Anheuser-Busch.

    Learn2.com LearningAgents™—We license LearningAgent software to customers meeting our profile criteria who wish to create personalized animated messages to communicate a "call to action" in e-learning and other environments quickly and easily. Our customers have the option of contracting for maintenance plans, which entitle them to product support and updates. We have licensed LearningAgents to companies including MTV and Go.com.

    StreamMaker—StreamMaker is an authoring tool that allows for the creation of streamed e-learning content. StreamMaker utilizes patented technology to produce fully synchronized, interactive,

CD-ROM-quality multimedia streams that can be delivered through the Internet and intranets. StreamMaker has been licensed to IBM, Intuit, and other content developers on a revenue sharing basis.

    Learn2.com SmartCard™—The Learn2.com SmartCard provides a physical link to e-learning. The card, which is sized to fit in a standard wallet, provides users with the information they need to directly access our courseware. The SmartCard includes an encoded serial number and unique URL, which represents a specific Learn2.com online courseware library customized for a company or employee and enables access to the courseware at the office, at home, or on the road. Honeywell Corporation and Sales Logix are among our initial partners that plan to deploy the SmartCard as part of their e-learning strategies.

    Learn2.com PerformanceMotivator™—The Learn2.com PerformanceMotivator provides a catalyst to motivate employees to participate in corporate e-learning initiatives. The product includes an automatic employee rewards and recognition program that is integrated into a company's Learn2University. Users are given specific learning objectives from their employer, and are rewarded with points for meeting and exceeding them. The points are immediately redeemable for products and services. Users can view their progress or their colleagues' progress each time they log-in.

    Custom Courseware—We incorporate StreamMaker and LearningAgent technologies into custom courseware. We use StreamMaker to produce fully synchronized, interactive, CD-ROM-quality multimedia streams that can be delivered through the Internet and intranets. Our embedded LearningAgent provides an interactive, audio-visual dialog with users, guiding them through key concepts and facilitating learning through interaction. It is designed to emulate an instructor, by giving personalized help.

Products and Services for Individuals

    Tutorials—Through our Learn2.com Website, retailers and catalogs, we market interactive multimedia tutorials, including desktop application software, computer programming, life skills, and language courses to consumers, students, and work-at-home professionals. Our tutorials are packaged for individuals as single titles and in suites or libraries of related content. Our individual customers can purchase these tutorials on physical digital media (CD-ROMs or videotapes); or they can access the tutorials from our Website for a specified period time.

    Learn2.com SmartCard—Our SmartCard is also available for the retail market. We expect to distribute our Learn2.com SmartCard through drugstores, super markets, convenience stores and mass merchandisers nationwide.

Products and Services Related to Permission e-Mail

    Permission e-mail services—We offer list development and refinement, e-mail creation, broadcasting, tracking and reporting. We charge for this service on a cost per thousand, or CPM, basis.

    List rental—We rent e-mail addresses, which we have collected with the permission of address holders to our partners. We charge for this service on a CPM basis.

    Tracking services—We plan to expand our AP Tracking service to customers who do not use our broadcast e-mail services.

    In addition, we market a variety of electronics and other products to our members.

Business Strategy and Strategic Direction

    Our goal is to become the world's leading provider of e-learning. Our mission is to provide our customers, including corporations, government agencies, educational organizations and individuals with a complete engaging, e-learning solution. To achieve this goal, we expect to promote our brand, expand our content offerings, improve our technologies, improve and expand our service offerings and expand our distribution.

Increase Brand Awareness In Our Target Markets

    We intend to solidify our position as a leading provider of e-learning products and services by increasing our brand name recognition in our target markets. We intend to expand our use of advertising, public relations and marketing programs to promote our brand and build loyalty among businesses, government agencies and individual customers.

Expand Our Content Offerings

    We intend to introduce new tutorials and expand our product offerings into new markets. We will modify content developed for existing customers in order to provide similar tutorials to customers in different industries. This approach allows us to generate additional revenue opportunities while leveraging previous tutorial development efforts.

    We are pursuing relationships with specialized publishers and content providers to develop tutorials directed toward new markets. For example, we plan to develop certification, licensing and continuing education tutorials for professionals in areas such as finance, law and accounting.

Enhance Our Technologies

    We will continue to invest in our technologies in order to remain on the cutting edge of multimedia, engaging e-learning solutions and permission e-mail services.

Develop Long-Term Strategic Relationships With Our Customers

    We plan to extend our presence within our customers' enterprises by helping them to understand the value and applicability of our solutions to a broad range of operational initiatives. In addition, we will continue to develop new e-learning solutions that are aligned with our customers' evolving business objectives.

Leverage Development Alliances And Reseller Relationships

    We plan to grow both our direct and indirect sales channels to expand within our existing markets and penetrate new ones.

Expand Our International Presence

    As the rate of Internet adoption accelerates abroad, we believe that significant international market demand will exist for e-learning solutions, especially in Europe and Asia.

Enhance Our Position in the Permission e-mail Marketplace

    In order to capitalize on what we believe to be great potential for eTracks, in February 2000, we announced that we would seek outside strategic investment in eTracks from venture capital firms and others.

Suppliers

    We currently have relationships with several content providers. However, as an owner of over 90% of our content, we are not reliant upon any outside content providers. We may increase the number of content providers in the future to broaden the scope of our subject matters.

Customers

    None of our customers individually accounted for more than 10% of our net revenues in 1999. The following is a representative list of our customers:

America Online Audiohighway Great Plains IBM Ingram Micro	Intuit Patriot Computer Pinacor Pomeroy Computers Tech Data

Competition

Internet and e-Learning Training

    We provide e-learning solutions for corporate, government and non-profit markets as well as to individuals. The e-learning market is evolving. The market is fragmented and competitive, with no dominant players. Our competitors vary in size and in the scope and breadth of the products and services they offer. Some of our competitors have greater financial resources than we have. We anticipate that new competitors will enter the market, increasing the level of competition. We believe that the principal competitive factors in our market include:

  •
  Reputation and brand recognition.
  •
  Breadth, depth and quality of content.
  •
  Technology.
  •
  Services.
  •
  Distribution.

    We face significant competition from a variety of sources, including:

  •
  "Instructor-led" training companies including IBM, New Horizons and Productivity Point International.
  •
  Synchronous e-learning providers including DigitalThink.
  •
  Corporate training departments.
  •
  Custom tutorial providers including Click2Learn.com and IBM.
  •
  Vendors offering computer-based and videotape tutorials including SmartForce, NETg, NIIT, Microsoft Press, Keystone and Video Professor.
  •
  Content aggregators including Hungry Minds, Headlight.com, Click2Learn.com, Trainingnet.com.
  •
  Book publishers including IDG Books (Dummies series).

Multimedia Streaming and Agent Technologies

    The two most prominant providers of multimedia streaming technologies are Microsoft Corporation and RealNetworks Inc. StreamMaker is different than other multimedia streaming technologies because we engineered it specifically for use in training and e-learning applications. However, both Microsoft and RealNetworks have substantial resources. In addition, Macromedia, Inc. has strong CD-ROM authoring technologies which it has been converting into Internet technologies.

    Our LearningAgent solution competes with Microsoft's Agent Technology and with Extempo Solutions Inc., which develops agents using Microsoft's technology.

Permission E-mail Marketing Services

    Our competitors in the permission e-mail marketing and tracking arena include providers of e-mail based services such as: FloNetwork, MessageMedia, Exactis, Responsys.com, Digital Impact, YesMail, DeliverE, and PostMasterDirect.com. The majority of these companies operate with greater financial resources than eTracks.

Intellectual Property and Licenses

    Our success and ability to compete effectively will depend, in part, on our ability to protect our intellectual property. We rely primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We have received patents that are important in the operation of our business. These patents may not be broad enough to protect our rights.

    We have limited mechanisms to prevent or inhibit unauthorized use, but we generally require the execution of a license agreement that restricts copying and use of our products. In addition, we have agreements with resellers and customers which requires the other party to pay us royalties based on sales or use of our products. We may not be compensated properly if those sales or uses are not reported to us. If unauthorized copying or misuse of our products were to occur to any substantial degree, then our business could be affected materially and adversely. It may be possible for a third-party to copy or otherwise obtain and use our tutorials or technologies without authorization, or to develop similar tutorials or technologies independently.

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

    We may resort to litigation to enforce our intellectual property rights, determine the validity and scope of the proprietary rights of others, or defend ourselves against claims of infringement or invalidity by others. While we are not currently engaged in any intellectual property litigation or proceedings, we may be in the future. An adverse outcome in a litigation or similar proceeding could subject us to significant liabilities to third parties, require disputed rights to be licensed from others, or require us to cease marketing or using certain products or services. The cost of addressing any intellectual property litigation, both in legal fees and the diversion of management resources, regardless of whether the claim is valid, could be significant.

    Third parties may claim that our current or future products infringe on their proprietary rights. We may be increasingly subject to these claims as the number of products and competitors in the education and training industry grows and the functionality of products in the marketplace overlap. Any of these claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements. These royalty or license agreements, if required, may not be available on terms acceptable to us, if at all.

Employees

    As of March 20, 2000 we had a total of 293 full-time employees, of whom 152 were engaged in research and product development, 92 in sales and marketing and 49 in general and administrative functions. Substantially all of the employees work in our offices in Pryor, Oklahoma, Sausalito, California, San Mateo, California, Golden, Colorado or White Plains, New York. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our relationship with our employees is good.

Risk Factors Relating To Our Company And Our Business

    In addition to other information in this Form 10-K, you should consider carefully the following risk factors when evaluating our company and our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks disclosed in our public filings, actual results could differ materially from those projected in any forward-looking statement.

Our Limited History Makes Evaluating Our Business Difficult.

    We have an evolving and unpredictable business model. In addition, we face intense competition and we must manage effectively our growth and respond quickly to rapid changes in customer demands and industry standards. We may not succeed in addressing these challenges and risks.

We Anticipate Increased Operating Expenses And May Experience Losses.

    We expect our operating expenses to continue to increase significantly as we expand our sales and marketing operations, continue to develop and extend our products and services and develop and acquire complementary businesses and technologies. As a result, we may experience significant losses on a quarterly and annual basis.

We Have A History Of Losses And An Accumulated Deficit.

    As of December 31, 1999, we had an accumulated deficit of approximately $126.0 million. We expect to incur net losses through at least the end of 2000 and may continue to incur net losses thereafter.

We Are Making A Substantial Investment In Our Business And May Need To Raise Additional Funds.

    We recently raised $10.0 million through the issuance of convertible debentures. Additional funds may be raised in order to develop, acquire and/or market products, businesses or technologies. These funds may be raised through joint ventures, the sale of assets, the incurrence of debt, or the issuance of securities. If additional funds are raised through the issuance of equity or convertible securities, your percentage ownership in Learn2.com will be reduced. Also, these securities may have rights, preferences or privileges senior to our common stock. However, it is possible that additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to realize our business plan.

As A Rapidly-Growing Company In The Emerging e-Learning Market, We May Experience Significant Fluctuations In Revenues And Operating Results, Which Could Cause Our Share Price To Be Volatile.

    Due to the emerging nature of the e-learning market, we may be unable to forecast our revenues and profitability accurately. We expect our revenues and operating results to vary significantly from quarter to quarter depending on:

  •
  Our ability to attract and retain customers, and other marketing partners.
  •
  The number of tutorials our corporate customers license and the number of users who license tutorials through our other marketing partners.
  •
  The amount and timing of operating costs and capital expenditures relating to the expansion of our business, including costs associated with our introduction of new or enhanced services and with upgrading and developing our systems and infrastructure.
  •
  The seasonality of our operating results.
  •
  The future development of the e-learning market.

  •
  General economic conditions.

    Because many of our costs are fixed and are based on anticipated revenue levels, variations in the timing of revenue recognition could cause significant variations in operating results from quarter to quarter. As a result, we believe that quarter-to-quarter comparisons of our sales and operating results are not necessarily meaningful and may not be accurate indicators of future performance. If our future operating results are below the expectations of securities analysts or investors, the trading price of our common stock is likely to fall.

We Operate In A Rapidly Changing, Highly Competitive Market and We May Not Have Adequate Resources To Compete Successfully.

    The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving industry standards. To succeed, we must continue to promote our brand, expand our tutorial offerings and upgrade our technologies. We may not be able to do so successfully. If we fail to anticipate or respond adequately to changes in technology and customer preferences, or we have any significant delays in tutorial development or introduction, our competitors may be able to attract and maintain a greater customer base.

    The e-learning market is characterized by significant price competition. We expect to face increasing price pressures from competitors as customers demand more value for their budgets. This could result in reduced operating margins, as well as loss of market share and brand recognition.

    Although the e-learning market is highly fragmented with no single competitor accounting for a dominant market share, competition is intense. Our competitors vary in size and in the scope and breadth of the tutorials and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources. We anticipate that the lack of significant entry barriers to the e-learning market will allow other competitors to enter the market, increasing competition.

Our Business Will Suffer If e-Learning Is Not Widely Accepted.

    The market for e-learning solutions is new and evolving. We expect that we will engage in intensive marketing and sales efforts to enable prospective customers to learn about the benefits of our e-learning solutions. There are a number of factors that could impact the acceptance of our e-learning solutions, which are new and largely untested compared to more established training and educational methods, including:

  •
  Companies that have historically relied on, or invested in, traditional training and educational methods may be reluctant or slow to adopt Web-based e-learning solutions;
  •
  Many of our potential customers have allocated only a limited portion of their budgets to e-learning; and
  •
  End users may not use e-learning solutions effectively.

    If the market for e-learning fails to develop or develops more slowly than we expect, we will not achieve our growth and revenue targets and the value of our common stock will likely decline.

The Successful Operation Of Our Business Depends Upon A Continual Supply Of Content Other Than Related To Our Current Library.

    Our inability in the future to obtain content from third parties or to develop our own content could result in delays in product introductions or shipments. We depend on the quality and reliability of the content licensed and timely delivery of this content by our sources. Although we have agreements specifying the terms of the licenses, these agreements may not be enforceable. We believe that we can arrange alternate sources for some or all of our content, but our inability to provide content to our customers and prospects on a timely basis could affect the performance of our business.

We Must Deliver Tutorials That Meet The Needs Of Our Customers Or Our Business Will Suffer.

    To be competitive, we must develop and introduce on a timely basis new tutorial offerings which meet the needs of companies seeking to use our e-learning solutions. Furthermore, the viability of our e-learning solutions depends in large part on our ability to frequently update our tutorials and develop new content as the underlying subject matter changes.

The Variability And Length Of Our Sales Cycle For Our e-Learning Solutions May Make Our Operating Results Unpredictable And Volatile.

    The period between our initial contact with a potential customer and the first purchase of our product by that customer typically ranges from three to nine months and in some cases may be as long as two years. Because we rely on large sales for a substantial portion of our revenues, these long sales cycles can have a particularly significant effect on our financial performance in any quarter. Factors which may contribute to the variability and length of our sales cycle include:

  •
  The time required for potential customers to learn about the benefits of our e-learning solutions.
  •
  The time it takes our potential customers to assess the value of e-learning solutions compared to more traditional solutions.
  •
  The time it takes our potential customers to evaluate competitive e-learning solutions.
  •
  Our potential customers' internal budget and approval processes.
  •
  The extended periods most large corporations and government entities require to make purchasing decisions.

    As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales and thus to predict quarterly financial performance.

We Also Depend On Major Retailers To Market Our Products.

    Recently, as a result of our acquisition of ViaGrafix, we have begun to rely on direct and indirect sales to major retailers. These sales accounted for approximately 20% of our 1999 revenues and approximately 34% of our fourth quarter 1999 revenues. We will continue to invest significant resources to expand our relationships with these retailers and to develop relationships with new retailers. However, these retailers or other retailers may not continue to provide shelf space and marketing for our products. This failure of retailers to effectively market our products could have a material adverse effect on our business and financial condition.

    Indirect sales of products are supplied to certain retailers through distributors including Ingram and Tech Data. We do not have a written agreement with Ingram and neither Ingram nor Tech Data are required to make any minimum purchases. If either or both of these distributors do not actively market our products or if they fail to maintain their relationships with major retailers, our sales could be impacted materially and adversely. In March 2000, a major indirect retail customer has notified us that it intends to change the distributor from which it purchases our products. This could result in a decrease in product purchases by this retailer. Also, both Ingram and Tech Data do and may continue to sell our competitors' products.

We Expect To Rely On Resellers, Including Internet Merchants, To Enhance Sales.

    Our resellers may not devote the resources necessary to provide effective sales and marketing resources to support us. A significant portion of our growth strategy is to increase sales of our products and services over the Internet. We currently have relationships with online services and Internet content providers. Additionally, we have relationships with authorized resellers. Our distribution agreements are not exclusive and may be terminated upon certain conditions. Certain agreements with our distribution partners do not require minimum purchase commitments or have payment terms for periods up to two years and other agreements permit the reseller to return products. These contracts may not result in revenues. We may not be successful in either expanding our current relationships, or attracting new Internet merchants. The failure to do so could significantly impact our ability to increase sales.

    Some of our resellers are small organizations with limited capital. Accordingly, if a significant number of these resellers were to experience financial difficulties, or otherwise become unable or unwilling to promote, sell or pay for our products, our results of operations could be affected adversely.

Our Products Are Designed For Microsoft Technologies.

    Our products are designed primarily for Microsoft technologies. We believe that Microsoft technologies are and will continue to be, widely utilized by our customers. However, if these customers do not actually adopt and continue to utilize these technologies as anticipated or in the future migrate to other computing technologies that we do not support, we may have to spend significant capital and other resources including personnel to adapt our products to these alternative technologies. Our streaming technology does not currently function in a Linux environment.

Our Future Growth Depends On The Ability To Retain Key Personnel And Successful Hiring And Retention, Particularly With Respect To Sales, Marketing And Development Personnel, And We May Be Unable To Hire And Retain The Skilled Personnel We Need To Succeed.

    We are dependent on the continued services of Stephen P. Gott, our President and Chief Executive Officer and Donald Schupak, Chairman of the Board. If either one of them were to leave our company, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any successor obtains the necessary company and industry knowledge.

    We may not be able to retain our key executives and engineers. We expect to continue to hire additional product development, sales and marketing, production and accounting staff. We may not be successful in attracting, retaining or motivating key personnel. Our industry is experiencing a shortage in qualified personnel. If we do not succeed in attracting new personnel, or retaining and motivating existing personnel, our business may be affected adversely.

We Face A Risk Of System Failure.

    Our operations depend to a significant extent on our ability to maintain our computer and telecommunications systems. We must also protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. Although we have arranged a back-up for our network control, this measure does not eliminate the risk to our operations from a natural disaster or system failure. In addition, growth of our customer base may strain the capacity of our computer operations center and telecommunications systems and/or lead to degradations in performance or system failure. Any damage to or loss of our computer and telecommunications networks including our operations center could adversely affect the performance of our business.

Unauthorized Break-ins To Our Service Could Harm Our Business.

    Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to complete customer transactions. In addition, unauthorized persons may improperly access our data. To date, we have not experienced any unauthorized break-ins by "hackers" who may try to damage or change our system or take confidential information. Any actions like these could harm us. Actions like these may be very expensive to remedy and could damage our reputation and discourage new and existing users from purchasing our products and services.

We May Be Unable To Successfully Integrate The Companies That We Have Acquired.

    As part of our business strategies, we have completed three acquisitions: Street Technologies, Inc. (now known as Learn2, Inc.), Panmedia Corporation and ViaGrafix Corporation. In combining these entities, we have faced risks and continue to face risks of integrating our business. This process of integration may take a significant period of time and will require the dedication of management and other resources, which may distract management's attention from our other operations.

    We intend to continue pursuing selective acquisitions of businesses, technologies and product lines as a key component of our growth strategy. Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including:

  •
  Difficulties in the integration and assimilation of the operations, technologies, products and personnel of an acquired business.
  •
  Diversion of management's attention from other business concerns.
  •
  Availability of favorable acquisition financing for future acquisitions.
  •
  Potential loss of key employees of any acquired business.

    Our inability to successfully integrate any acquired company could adversely affect our business.

Amortization of Intangible Assets, Which Represent Approximately 53% Of Our Assets As Of December 31, 1999, Will Have An Adverse Impact On Our Reported Financial Results.

    Approximately $40.4 million or 53% of our assets as of December 31, 1999 consisted of intangible assets, including goodwill arising from our acquisitions. This amount will be amortized over five to twenty years. This non-cash expense, some of which is not tax deductible, will reduce net income or increase net loss in each amortization period. This reduction in our net income or increase in our net loss may have an adverse effect on the market price of our common stock. In addition, we may never realize the value of our intangible assets. We evaluate current events and circumstances to determine whether the remaining balance of our intangible assets will be recoverable. If we deem all or part of our intangible assets to be not recoverable, we would reduce the carrying value of our intangible assets, which could have a material adverse effect on our operating results for the period in which the reduction is recognized.

    Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business.

    In addition, the market price of our common stock may decline as a result of a merger or acquisition if:

  •
  We do not achieve the perceived benefits as rapidly or to the extent we anticipate.
  •
  The effect on our financial results is not consistent with the expectations of securities analysts.
  •
  The dilution of our common stock negatively affects our stock price.

We May Not Be Able To Implement Our Growth Strategy.

    Successfully achieving our growth plan depends on our ability to:

  •
  Continue to develop and market our products and services.

  •
  Maintain and increase our customer base.

  •
  Effectively integrate businesses and technologies.

  •
  Continue to identify, attract, retain and motivate qualified personnel.

We May Be Subject To Intellectual Property Infringement Claims, Which Are Costly To Defend And Could Limit Our Ability To Use Certain Technologies In The Future.

    Many parties are actively developing and improving technologies which compete with our proprietary technologies and patents. We believe that these parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, we believe that disputes regarding the ownership of these technologies could arise in the future.

    Third parties may assert claims against us alleging infringement of patents, copyrights, trademark rights, trade secret rights or other proprietary rights or alleging unfair competition. In the event that we determine that licensing patents or other proprietary rights is appropriate, we may not be able to license proprietary rights on reasonable terms or at all. As the number of products in our target markets increase and the functionality of these products further overlap, we may become increasingly subject to infringement claims. We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of those claims. In the event that there is a determination that we have infringed third-party proprietary rights, we could incur substantial monetary liability and be prevented from using the rights in the future.

Our Intellectual Property Rights Are Costly And Difficult To Protect.

    We rely on a combination of the following to protect our intellectual property rights:

  •
  Patents.

  •
  Trade secrets.

  •
  Copyright and trademark laws.

  •
  Nondisclosure agreements.

  •
  Other contractual provisions and technical measures.

    None of these protections may be adequate to prevent our competitors from copying or reverse-engineering our products, concepts, tradenames and trade dress. Furthermore, none of these protections prohibit our competitors from independently developing technologies that are substantially equivalent or superior to our technologies.

    We license certain products under shrink-wrap licenses that are not signed by our licensees. These shrink-wrap licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of certain countries in which our products are or may be licensed do not protect us to the same extent as the laws of the United States.

We May Be Unable To Protect Our Intellectual Property Rights And We May Be Liable For Infringing The Intellectual Property Rights Of Others.

    Third parties may infringe or misappropriate our patents, trademarks or other proprietary rights, which could have a material adverse effect on our business, results of operations or financial condition.

While we enter into confidentiality agreements with our employees, consultants and strategic partners and generally control access to and distribution of our proprietary information, the steps we have taken to protect our proprietary rights may not prevent misappropriation. We also attempt to register our trademarks and service marks. However, we may not receive approval on all of our trademark registrations or patent applications. Even if they are approved, such trademarks or patents may be successfully challenged by others or invalidated. In addition, we do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

    Third parties may assert infringement claims against us. From time to time in the ordinary course of business we have been and we expect to continue to be, subject to claims alleging infringement of the trademarks and other intellectual property rights of third parties. These claims and any resulting litigation, if it occurs, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims.

Changes In Laws Relating To Data Collection And Use Practices And The Privacy Of Internet Users And Other Individuals Could Harm Our Business.

    Websites usually place certain information ("cookies") on a user's hard drive usually without the user's knowledge or consent. Websites use cookies for a variety of reasons. We employ the use of cookies on our Website. Certain currently available Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drive. In addition, some Internet commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. The European Union has recently adopted a directive addressing data privacy that may result in limitations on the collection and use of certain information regarding Internet users. These limitations may limit our ability to track or collect and use information in certain European countries. Because regulations have not been adopted at this time, we cannot yet determine the full impact of the directive on us if any.

We May Be Exposed To Product Liability Claims.

    Our license agreements with customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective under the laws of certain state and foreign jurisdictions.

Net Operating Loss Carryforwards May Be Limited Severely.

    Our net operating loss carryforwards were approximately $85.0 million as of December 31, 1999. These net operating loss carryforwards expire at various dates through 2019 and under Section 382 of the Internal Revenue Code are limited due to ownership changes. Future stock issuances may result in future ownership changes of our company under Section 382. Section 382 contains rules that limit the ability of a company to offset pre-ownership change net operating losses and credit carryovers against post-ownership change taxable income. As a result, our ability to utilize our net operating loss carryforwards could be limited severely.

Due To Our Use Of The Internet, Intranets, Web Servers And Browsers As Presentation Vehicles For Our Tutorials, Our Success Depends On Continued Development And Maintenance Of These Technologies By Other Companies.

    Our success is dependent on the continued growth and maintenance of the Internet, intranets, Web servers and browsers over which we present our tutorials. Several factors over which we have no control, including concerns related to security, compatibility, cost, ease of use and access, could limit future growth in the Internet, intranet, Web server and browser use, which would limit or prevent implementation of our growth strategy.

We Face Legal Uncertainties Relating To The Internet In General And To Our Industry In Particular And May Become Subject To Costly Government Regulation.

    The applicability to the Internet of existing laws is uncertain and developing with regard to many issues, including sales tax, intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, export of encryption technology and personal privacy.

    There are an increasing number of laws and regulations pertaining to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. In addition, it is possible that more laws and regulations may be adopted with respect to the Internet, such as laws or regulations relating to user privacy, taxation, e-mail, pricing, Internet access, content, copyrights, distribution and characteristics and quality of products and services. Various state statutes govern private post-secondary educational institutions. We are uncertain whether states will attempt to apply these statutes to regulate the offering of tutorials over the Internet.

    Changes in existing laws and the adoption of additional laws or regulations may decrease the popularity or limit expansion of the Internet. A decline in the growth of the Internet could decrease demand for our tutorials and services and increase our cost of doing business.

Our Business Could Be Harmed By Consumers' Concerns About The Security Of Transactions Over The Internet.

    We believe that concerns regarding the security of confidential information transmitted over the Internet, such as credit card numbers, prevent many potential customers from engaging in online transactions. Our success may depend on our ability to add sufficient security features to our e-commerce engine and to instill confidence in those features to our customers. If we fail to do so, we may not realize our business plan.

Our Stock Price Has Historically Been Volatile, Which May Make It More Difficult For You To Resell Shares When You Want To Do So And At Prices You Find Attractive.

    The trading price of our common stock can fluctuate significantly. For example, during the 52 week period ended February 29, 2000, the market price of our common stock ranged from $2.72 to $10.00. The stock price may fluctuate in response to a number of events and factors, including:

  •
  Quarterly variations in operating results.

  •
  Announcements of technological innovations or new products and services by us or our competitors.

  •
  Changes in financial estimates and recommendations by securities analysts.

  •
  The operating and stock price performance of other companies that investors may deem comparable.

  •
  News reports relating to trends in our markets.

    In addition, the stock market in general and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of those companies. These broad market and industry fluctuations may affect adversely the price of our common stock, regardless of operating performance. A drop in the market price of our common stock may affect adversely our business and financial opportunities.

Certain Events Could Result In A Dilution Of Your Ownership Of Our Common Stock.

    As of December 31, 1999, we had approximately 51.7 million shares of our common stock outstanding and approximately 13.0 million shares of our common stock equivalents including convertible notes, warrants and stock options. The exercise prices and conversion prices, as the case may be, of the common stock equivalents range from $0.01 to $11.50 per share. Certain common stock equivalents also provide for antidilution protection upon the occurrence of redemptions, mergers and other transactions. If one or more of these events occurs the number of shares of our common stock that may be issued upon conversion or exercise would increase. If converted or exercised these securities will result in a dilution to your percentage ownership of our common stock. In addition, if we continue to acquire new companies through the issuance of common or preferred stock your percentage of ownership may be diluted.

We Will Continue To Expand Into International Markets In Which We Have Limited Experience.

    A part of our strategy is to develop international markets. We have entered into distribution arrangements in the United Kingdom, France, Germany, Japan, Australia, Canada and Brazil. We or our partners may not be able to successfully market our products and services in foreign markets.

    We have limited experience in developing localized versions of our products and marketing our products and services internationally. We rely on the efforts and abilities of our international business partners in those activities.

    In addition to uncertainty about our ability to continue to generate revenues and expand our international presence, we face certain risks inherent in doing business internationally, including:

  •
  Local economic and market conditions.

  •
  Difficulties in enforcing intellectual property and contractual rights.

  •
  The need for compliance with a variety of international and United States export regulations.

  •
  Unexpected changes in regulatory requirements.

  •
  Trade barriers.

  •
  Difficulties in staffing and managing international operations because of distance, language and cultural differences.

  •
  Longer payment cycles.

  •
  Currency exchange rate fluctuations.

  •
  Problems in collecting accounts receivable.

  •
  Political and economic instability.

  •
  Export restrictions.

  •
  Seasonal fluctuations in business activity.

  •
  Potentially adverse tax consequences.

    One or more of these factors could have a material adverse effect on our future international presence and, consequently, on our business, operating results and financial condition.

Available Information

    We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. Any document we file with the Commission may be read or copied at the Commission's public reference room at 450 Fifth Street, N.W., Washington, DC 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room. Our Commission filings are also available to the public on the Commissions' Website at http://www.sec.gov.

ITEM 2. PROPERTIES.

    We maintain facilities and offices at the following locations:

LOCATION	PURPOSE	SQ. FEET	EXPIRATION DATE	RENEWAL OPTION
White Plains, New York	Headquarters Office	12,000	12/31/04	One 5 year-term
Pryor, Oklahoma (1)	Marketing, Production and Product Development	89,000	N/A	N/A
Golden, Colorado	Research & Development and Production	8,521	04/06/03	N/A
Sausalito, California	Office	4,500	04/30/03	One 5 year-term
San Mateo, California	Office	2,513	Monthly	None
Belmont, California (2)	Office	7,788	04/30/04	Two 5 year-terms

(1)
This facility was acquired in the merger with ViaGrafix Corporation on August 23, 1999.

(2)
This facility is currently under development and upon completion will be the new headquarters of eTracks.com. The build-out is expected to be completed in April 2000 at which time eTracks.com will relocate from its office currently located in San Mateo, California.

ITEM 3. LEGAL PROCEEDINGS.

    On May 22, 1998, a lawsuit was filed in the United States District Court for the Northern District of Texas by Jonathan L. Gordon, as a putative class action against ViaGrafix Corporation and certain of its officers and directors claiming violations of the Securities Act of 1993 for alleged misrepresentations and omissions in ViaGrafix's prospectus issued in connection with its initial public offering made in March 1998. Mr. Gordon and certain others have sought designation as lead plaintiffs in the action. We believe the lawsuit is without merit. Our response is not yet due.

    In addition, we are involved in certain other legal proceedings and claims in the ordinary course of our business. We are vigorously contesting all such matters and believe that their ultimate resolution will not have a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock is quoted on The Nasdaq National Market under the symbol "LTWO." As of March 1, 2000, we had more than 766 record holders of our common stock as reported by our transfer agent. The following table sets forth the range of high and low bid quotations for our common stock as reported by The Nasdaq National Market System during the periods as indicated.

	High	Low
1999
Fourth Quarter	$5.75	$2.91
Third Quarter	4.81	2.78
Second Quarter	8.94	3.88
First Quarter	10.00	2.28
1998
Fourth Quarter	$5.00	$1.94
Third Quarter	5.45	1.75
Second Quarter	12.63	1.38
First Quarter	2.13	1.25

    On November 12, 1999, we granted a right to Fletcher International Limited to purchase 50,000 shares of our common stock for $0.01 per share as settlement for our obligations incurred due to the late effectiveness of a registration statement.

    On March 10, 2000, we entered into a Securities Purchase Agreement with RGC International Investors LDC which provides for the issuance of a $10.0 million 6% convertible debenture to RGC due March 10, 2003 that may be converted after one year into 1,666,667 shares of common stock. The debenture is convertible at any time after one year, in whole or in part, at the option of the holder at a conversion price of $6.00 per share (approximated the market value of our common stock on March 10, 2000) and is subject to anti-dilution provisions. Under certain conditions, the debenture automatically converts after one year. The conversion price of the debenture may also be reset to the market value of our common stock on the first and second anniversary of the convertible debenture if the price of our common stock declines below the initial or adjusted conversion price on such anniversaries. Under certain conditions, we have the right to redeem the debenture. In addition, we granted RGC a five year warrant to purchase 337,268 shares of our common stock exercisable at $7.41 per share. The value of this warrant will be recorded as debt discount and amortized over the life of the related debt.

    We have never declared, nor have we paid, any cash dividends on our common stock. We currently intend to retain our earnings to finance future growth and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

    The selected consolidated financial data set forth below with respect to our consolidated statements of operations for each of the years ended December 31, 1999, 1998 and 1997 and with respect to our consolidated balance sheets as of December 31, 1999 and 1998 have been derived from our audited financial statements. The selected consolidated financial data set forth with respect to our consolidated statements of operations for each of the periods ended December 31, 1996 and 1995 and with respect to our consolidated balance sheets as of December 31, 1997, 1996 and 1995 are derived from our audited financial statements which are not included herein. The results as of and for the years ended December 31, 1996 and 1995 do not include the results and financial condition of Panmedia Corporation as it's impact would be immaterial.

    The selected consolidated financial data set forth below is qualified in its entirety by and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements included elsewhere herein.

	YEAR ENDED DECEMBER 31,
	1995	1996	1997	1998	1999
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues	$12,161	$20,549	$10,807	$2,674	$13,567
Cost of revenues	2,251	8,299	4,650	472	3,224

Gross profit	9,910	12,250	6,157	2,202	10,343
Operating expenses:
Research and product development	11,225	19,641	14,470	2,396	3,952
Sales and marketing	6,698	11,262	5,885	595	10,547
General and administrative	3,024	4,290	5,366	5,326	5,274
Depreciation and amortization	2,262	2,565	4,181	1,822	3,300
Restructuring charges	—	—	—	—	3,342
Acquired in-process technology	2,282	—	—	—	24,777
Non-recurring costs	—	—	—	—	277

Total operating expenses	25,491	37,758	29,902	10,139	51,469
Other income (expense)	978	1,255	1,333	(2,674)	90

Net loss	(14,603)	(24,253)	(22,412)	(10,611)	(41,036)
Dividends on preferred stock	—	—	—	338	—
Beneficial conversion feature in association with preferred stock	—	—	—	5,479	—

Net loss available to common stockholders	$(14,603)	$(24,253)	$(22,412)	$(16,428)	$(41,036)

Basic and diluted loss per share available to common stockholders	$(1.33)	$(1.80)	$(1.47)	$(0.92)	$(1.06)

Basic and diluted weighted average shares outstanding	10,961	13,442	15,241	17,899	38,846

	AS OF DECEMBER 31,
	1995	1996	1997	1998	1999
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Total assets	$54,562	$38,933	$9,946	$13,419	$75,625
Long-term debt (including current portion)	859	6,790	946	194	—
Stockholders' equity	48,265	24,652	2,525	10,123	66,514

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following information should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere herein. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Our actual results may differ materially from those anticipated as a result of certain factors, including but not limited to, those set forth under "Risk Factors Relating to Our Company and Our Business" beginning on page 10.

Overview

    Learn2.com, Inc. provides e-learning solutions for corporate, government and individual clients. Our offerings include engaging online and physical learning and training products and custom development services. This provides us with a competitive advantage toward becoming the solutions provider of choice to our customers.

    Our products provide an engaging learning experience to corporate and individual customers through interactive multimedia and animated tutorials and courseware. Our corporate and government customers have access to these high quality tutorials and additional features such as reporting and administration through www.Learn2University.com. Additionally, through www.Learn2.com, visitors can access our Internet e-learning community that offers tips and step-by-step instructions on a broad spectrum of skills, activities and tasks, as well as our multimedia tutorials. Our e-learning products are also available on CD-ROM and video and can be purchased from major retailers nationwide.

    Through our subsidiary, eTracks.com, Inc., we provide permission e-mail marketing and tracking services and engage in e-commerce.

    Our goal is to become the world's leading provider of engaging e-learning products and services. We will attain that goal by focusing on four primary objectives: creating a trusted brand, developing and owning creative and engaging content, enhancing our patented state-of-the-art technologies and offering custom services to meet the needs of our clients. In 1999, we changed our Company's name from 7th Level, Inc. to Learn2.com, Inc. in order to create a single recognized brand which more closely aligned our corporate identity with new product and service offerings.

History

    Learn2.com, Inc. was founded in 1993 with the goal of becoming a leading developer and publisher of interactive entertainment and educational content as well as a creator of state-of-the-art tools and technologies. In 1998, our research and development activities were focused primarily on developing and enhancing our agent technology. In early 1999, we recognized that appropriate applications of this technology were in the delivery of training and learning and therefore we abandoned our interactive entertainment business and focused our efforts on e-learning.

    To strengthen our position in the e-learning marketplace, we acquired three companies that enhanced our brand, content, technologies and services capabilities of our company:

    On February 16, 1999, we acquired Street Technologies, Inc., a privately held company. Street marketed and developed off-the-shelf and technology-based training solutions delivered over intranets and the Internet utilizing a patented streaming technology and provided custom service capabilities. The total value of the transaction was approximately $40.4 million including $3.1 million of assumed liabilities, which were primarily deferred revenue and was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities were recorded based upon their fair values at the date of acquisition. We recorded approximately $13.4 million in goodwill and other intangible assets, and $14.7 million in capitalized software, which are being amortized on a straight-line basis over periods of seven to twenty years and wrote-off approximately $9.7 million of acquired in-process technology.

    On May 13, 1999, we acquired Panmedia Corporation, a privately held company. Panmedia produced www.Learn2.com, a popular Website that offered step-by-step instructions on skills, activities and tasks. We exchanged 1,543,860 shares of our common stock for all of Panmedia's outstanding shares. The total value of the transaction was approximately $9.7 million and was accounted for as a pooling-of-interests. The consolidated financial statements and footnotes for the years ended December 31, 1999, 1998 and 1997 and the accompanying notes reflect our financial position and the results of operations as if Panmedia was a wholly-owned subsidiary since inception. During June 1999, we recorded a one-time charge of $277,000 for acquisition-related costs. These costs consisted of legal and accounting fees and certain other expenses directly related to the acquisition.

    On August 23, 1999, we acquired ViaGrafix Corporation, a publicly traded company. ViaGrafix developed, produced and marketed technology-based training tutorials delivered on CD-ROMs and video tapes as well as computer aided design (CAD) software. Through its subsidiary eTracks.com ViaGrafix also provided permission e-mail broadcast solutions and conducted e-commerce. The total value of the ViaGrafix acquisition was approximately $62.0 million including $2.2 million of assumed liabilities, which consisted primarily of accounts payable and other accrued liabilities and was accounted for using the purchase method of accounting. Under the purchase method of accounting, the assets and liabilities were recorded based upon their fair values at the date of acquisition. We recorded approximately $15.7 million in goodwill and $12.3 million of other intangible assets, which are being amortized, on a straight-line basis over periods of five to twenty years and wrote-off approximately $15.1 million of acquired in-process technology.

    As set forth in Note 3 to our consolidated financial statements, our reported results of operations for all periods prior to August 23, 1999 do not reflect the results of ViaGrafix and prior to February 16, 1999 do not reflect the results of Street Technologies, Inc. Consequently, the results prior to these dates and our consolidated balance sheet at December 31, 1998 are not reflective of our operations and financial position as presently constituted.

Sources of Revenue and Revenue Recognition Policy

    We deliver our e-learning solutions through a library of existing tutorials and through customized content tailored for specific needs of our customers. Typically, these revenues are generated from custom tutorial content development. Revenues from these contracts are recognized as the services are performed under the terms of the respective contracts.

    Revenues are derived from the delivery of tutorials included in our catalog. Our catalog of tutorials covers a wide range of subjects including software programming, desktop applications and soft skills. Tutorials are delivered on physical media such as CD-ROMs and video tapes. In addition, using streaming technology, we provide customers with access to the tutorials over the Internet and intranets. Revenues from physical product sales are recognized at the time of delivery. Training products can be returned within 30 days or for certain retailers, under a stock return policy. Learn2.com records an estimate of the expected returns at the time of the initial delivery of our products. CAD software is sold with no obligations beyond the delivery date of the software. The price of our products is fixed at the date of sale and is not contingent upon the resale of the products or affected by the damage and or theft of the products.

    Contracts for online tutorials typically allow for a specific number of registered users, based on a per user fee. These contracts also limit the period of time which participants can register and complete online tutorials.

    We have entered into reseller agreements with a limited number of customers who are reselling our tutorials to their customers. Most resellers are subject to minimum purchase commitments, which entitle them to a discounted price. The reseller then assumes the responsibility for sales, marketing and related activities.

    We plan to significantly increase our operating expenses to increase our research and product development and sales and marketing operations to help attain our goal of becoming the world's leading provider of engaging learning content. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to expenses, or if expenses continue to exceed revenues, then our results of operations and financial condition would be materially and adversely affected. We expect to incur losses on a quarterly and annual basis for the foreseeable future.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

REVENUES

    Revenues increased $10.9 million or 404% over 1998 revenues to $13.6 million in 1999 from $2.7 million in 1998. Revenues in 1999 included physical product sales of training tutorials of $5.0 million related to our acquisition of ViaGrafix, broadcast messaging revenues of $500,000, e-commerce revenues of $1.4 million, sales of streamed learning content delivered over the Internet of $3.5 million, maintenance revenue of $900,000, custom services revenue of $600,000, advertising revenue of $500,000, royalties of $600,000 related to our legacy entertainment business and software sales related to our CAD product line, which was subsequently sold in March 2000, of $600,000. In 1998, revenues related primarily to royalties on licensed technologies related to our entertainment business and Web development.

COST OF REVENUES

    Cost of revenues for 1999 was $3.2 million or 24% of net revenues compared to $472,000 for 1998 or 18% of net revenues. The total cost of sales as a percentage of revenues fluctuated from year to year as a result of significant differences in the composition of revenues.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

    Research and product development expenses were $4.0 million for 1999, as compared to $2.4 million for 1998. Research and product development relates to technology, Website and tutorial development. We believe that significant investment in research and product development is required to remain competitive in our markets and anticipate increased spending for research and product development in future periods.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade-show expenses and costs of marketing materials. Sales and marketing expenses increased $9.9 million, from $600,000 in 1998 to $10.5 million in 1999. The overall increase was attributable to $6.5 million in costs related to increased sales and marketing staff to focus on direct and indirect licensing and sales to corporations, $2.6 million for cooperative, print media and other product related advertising expenses and

$800,000 for promoting the Learn2.com brand. We expect sales and marketing expenses to remain high in our continued effort to achieve growth in sales and brand awareness.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist primarily of personnel related costs, occupancy costs and professional service fees. General and administrative expenses remained unchanged at $5.3 million for 1999 and 1998. The 1999 expenses relate to the structure of the newly merged companies. In 1998, expenses included approximately $1.4 million related to stock grants to two of our directors.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses were $3.3 million in 1999 and $1.8 million in 1998. The 1999 expenses included approximately $708,000 of depreciation on fixed assets, $311,000 of amortization of capitalized content development, $1.5 million of amortization on goodwill, capitalized software and intangible assets related to the Street Technologies, Inc. acquisition and $796,000 of amortization on goodwill and other intangible assets related to the ViaGrafix acquisition. The 1998 expenses related primarily to depreciation and amortization on fixed assets.

RESTRUCTURING CHARGES

    Restructuring charges for 1999 were approximately $3.3 million and were related to our business combinations with Street Technologies, Inc. and ViaGrafix. The charges were comprised of $1.4 million related to the write-off of redundant assets, $551,000 related to excess office space and other costs and $1.4 million in employee severance costs.

ACQUIRED IN-PROCESS TECHNOLOGY

    In connection with our acquisitions of Street Technologies, Inc. and ViaGrafix, we allocated $9.7 million and $15.1 million, respectively, of the purchase prices to acquired in-process technology. Accordingly, these costs were expensed as of the respective acquisition dates. Amounts allocated to acquired in-process technology relate to projects that had not yet reached technological feasibility and that, until completion of development, had no alternative future use. The technologies acquired in this transaction will continue to require substantial additional development.

NON-RECURRING COSTS

    During the second quarter of 1999, we recorded a non-recurring charge of $277,000 for transaction costs associated with the Panmedia merger.

INTEREST AND OTHER INCOME

    Interest income was $404,000 for 1999 compared to $335,000 for 1998. Interest expense was $146,000 and $1.7 million for 1999 and 1998, respectively. Interest expense in 1999 related primarily to $115,000 of interest expense on the conversion of notes payable. Interest expense in 1998 related primarily to debt issuance costs and the accretion of debt discount.

    Other expenses, net were $283,000 for 1999 compared to $1.3 million for 1998. Other expenses for 1999 consisted primarily of a $175,000 charge related to the settlement of a lawsuit. Other expenses, net in 1998 consisted primarily of a $1.5 million charge relating to the disposal of assets offset by the reversal of accrued royalty expense in excess of actual liabilities in the amount of $238,000.

NET LOSS

    The net loss was $41.0 million for 1999 compared to $10.6 million for 1998. The results for 1999 include various expenses related to our three acquisitions: a non-recurring charge of $277,000; write-off of $24.8 million of acquired in-process technology; amortization of goodwill and intangible assets of $2.3 million; and $3.3 million of restructuring charges. For 1999, excluding these charges, our net loss would have been $10.3 million.

1998 COMPARED TO 1997

REVENUES

    In August 1997, we announced a new strategy to leverage our existing core technology and to transition from being a self-funded content developer and publisher to a supplier of custom solutions and services, tools and technologies. Our strategy change in 1997 impacted our operations in 1998. Net revenues decreased 75% to $2.7 million for 1998 compared to $10.8 million for 1997. The 75% decrease in net revenues reflects the shift in business strategy as the first of the new products on the Agent7 platform was formally released late in the third quarter of 1998 and accordingly, no significant revenues were realized. In 1998, product sales related to Agent7 were approximately 7% of net revenues. The remaining 93% was from various sources, including royalty streams from our legacy entertainment business, reversals of prior period returns and price protection allowances in excess of actual returns and custom services revenue. In contrast, during 1997, the majority of our revenue was associated with the game business. In 1997, product sales associated with the entertainment business constituted approximately 39% of net revenue. The remaining 61% was from other sources, including the sale of a title in the final stages of development, Dominion, for $1.8 million, non-refundable advance royalties of $1.5 million for Python titles and approximately $1.2 million from Microsoft for development and initial royalties on the Barney Actimates titles. Sales to customers outside of the United States were 15% and 19% of net revenue in 1998 and 1997, respectively.

COST OF REVENUES

    For 1998, cost of revenues was $472,000 or 18% of net revenues. During 1998 cost of revenues consisted primarily of royalties and development. Cost of revenues for 1997 was $4.7 million or 44% of net revenues, including product development, manufacturing, royalties and licensing. The total cost of revenues, as a percentage of net revenues, fluctuated from year to year as a result of significant differences in the components of the revenues. We expect fluctuations in gross margin in the future as changes occur in the composition of the revenues and the associated cost of revenues.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

    Research and product development expenses were $2.4 million for 1998 and $14.5 million for 1997. Research and product development costs decreased in 1998 as we continued to reduce headcount and related expenditures. Approximately $700,000 related to the closing of the international localization studios is included in the 1997 amount. During 1998 we completed this process and reversed $250,000 in over accruals. Research and product development expenses decreased 83% in 1998, excluding the one-time closing costs recorded in 1997. In 1998, research and product development expenses included $1.5 million for production expenses and $900,000 for software research and development expenses. Research and product development expenses for 1997 included $5.3 million of production expenses, $4.0 million for software research and development and $5.2 million for expenses of the companies acquired in 1995 and 1996 that were closed or sold during 1997. The benefit of the staffing cuts in connection with the change in the strategic direction of Learn2.com in the end of 1997 was not fully realized until 1998.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses were $600,000 for 1998 and $5.9 million for 1997. Sales and marketing expenses for 1998 included $142,000 for advertising, marketing and public relations and $453,000 related to internal staffing. Included in the 1997 amount is approximately $965,000 related to the closing of our international sales offices. The 1997 expenses included $2.4 million of expenses for advertising, marketing and public relations and $3.5 million of expenses related to internal staffing. Excluding the costs for closing our international sales offices, sales and marketing expenses decreased approximately $4.3 million or 88% in 1998 compared to 1997. As a percentage of net revenues, sales and marketing expenses related to internal staffing decreased to 17% in 1998 from 32% in 1997. Likewise, the advertising, marketing and public relations expenses decreased to 5% from 22% as a percentage of net revenues in 1998 compared to 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $5.3 million for 1998 compared with $5.4 million for 1997. Approximately $1.4 million of the 1998 total expenses were attributable to stock grants to two of our directors. Additionally, we incurred higher legal and professional fees in 1998, which contributed to the almost unchanged general and administrative expenses, as compared to 1997.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses were $1.8 million for 1998 compared to $4.2 million for 1997. Of the 1997 amount, approximately $450,000 represented the early write-off of the intangible assets acquired in the 1995 acquisition of Lanpro Corporation and Lanpro Localization Center, Inc. These assets were acquired on December 29, 1995 and were being amortized over periods up to seven years; however, the assets were written off when we closed our offices in San Francisco and Tokyo.

INTEREST AND OTHER INCOME

    Interest income was $335,000 for 1998 compared to $340,000 for 1997. Interest expense was $1.7 million for 1998 and $121,000 for 1997. Approximately $1.7 million of the 1998 expense related to amortization of debt issuance costs and the accretion of debt discount.

    Other expenses were $1.3 million for 1998 compared to other income of $1.1 million for 1997. During 1998, we disposed of assets at a net loss of approximately $1.5 million which was offset by reversals of accrued royalty expense in excess of actual liabilities in the amount of $238,000. In November 1997, we sold our PyroTechnix subsidiary which included the sale of the Return to Krondor game title and a license to its TopGun technology and recognized a gain of approximately $1.0 million. For 1997, our PyroTechnix subsidiary recognized revenues of approximately $320,000, cost of revenues of approximately $317,000 and operating expenses of approximately $1.5 million.

NET LOSS

    The net loss was $10.6 million for 1998 and 22.4 million for 1997. The net loss was attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception we have financed our operations primarily through private placements of equity securities and public offerings of our common stock.

    Net cash used in operating activities was $9.0 million. Cash used in operating activities resulted primarily from net losses, increases in accounts receivable, inventory, decreases in accrued expenses and other liabilities, partially offset by increases in accounts payable, non-cash charges and decreases in other assets.

    Net cash provided by investing activities of $3.1 million represented cash acquired from acquisition of businesses of $6.5 million offset by capitalized content development costs of $1.0 million, capital expenditures of $2.7 million, and $277,000 of non-recurring costs related to the Panmedia acquisition.

    Net cash provided by financing activities was $1.7 million and consisted primarily of net proceeds from the issuance of common stock under stock option plans of $2.2 million partially offset by dividend distributions of $186,000 and principal payments under capital lease obligations of $120,000.

    As of December 31, 1999, we had $7.2 million of cash and cash equivalents. In addition, we had $902,000 of investments in marketable securities. As of December 31, 1999, our commitments consisted primarily of obligations under operating leases. Although we have no material commitments for capital expenditures, we anticipate that we will experience a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be continue to utilize of our cash resources.

    On March 10, 2000, we entered into a Securities Purchase Agreement with RGC International Investors LDC which provides for the issuance of a $10.0 million 6% convertible debenture to RGC due March 10, 2003 that may be converted after one year into 1,666,667 shares of common stock. The debenture is convertible at any time after one year, in whole or in part, at the option of the holder at a conversion price of $6.00 per share (approximated the market value of our common stock on March 10, 2000) and is subject to anti-dilution provisions. Under certain conditions, the debenture automatically converts after one year. The conversion price of the debenture may also be reset to the market value of our common stock on the first and second anniversary of the convertible debenture if the price of our common stock declines below the initial or adjusted conversion price on such anniversaries. Under certain conditions, we have the right to redeem the debenture. In addition, we granted RGC a five year warrant to purchase 337,268 shares of our common stock exercisable at $7.41 per share. The value of this warrant will be recorded as debt discount and amortized over the life of the related debt.

    We believe that the net proceeds from the debenture, together with our existing cash and cash equivalents and investments in marketable securities will allow us to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

YEAR 2000 COMPLIANCE

    To date, our systems and software have not experienced any material disruption due to the onset of the Year 2000 and we have completed our Year 2000 preparedness activities. However, we cannot be sure that we will not experience disruptions in the future as a consequence of any Year 2000 bugs. We do not believe the potential exposure will be material.

NEW ACCOUNTING PRONOUNCEMENTS

    We continually assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the consolidated financial statements included herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

    The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in marketable securities in a variety of securities, including both government and corporate obligations and money market funds.

    We did not hold derivative financial instruments as of December 31, 1999 and have never held these instruments in the past.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements required pursuant to this item are included in Item 14 of this Annual Report on Form 10-K and are presented beginning on page 38.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    As of January 15, 1999, we replaced our principal accountant KPMG LLP with Arthur Andersen LLP. Our decision to change accountants was recommended by our Board of Directors.

    KPMG LLP's report on our consolidated financial statements as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997 contained a separate paragraph stating that "the Company has suffered recurring losses since inception and does not currently have sufficient resources to meet its anticipated operating requirements during 1998, which conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties."

    On April 20, 1998, we received commitments for an aggregate $10 million in financing which was comprised of $4.5 million principal amount of senior secured promissory notes and $5.5 million liquidation preference of non-convertible preferred stock. The terms of the financing provided that upon stockholder approval the non-convertible preferred stock would be automatically exchanged into convertible preferred stock and the holders of the senior secured promissory notes would have the option of exchanging their notes into convertible preferred stock. On July 13, 1998, an aggregate of $10 million liquidation preference of our Series B Convertible Preferred Stock was issued to the holders of the senior secured promissory notes and non-convertible preferred stock. Between April 20, 1998 and July 13, 1998, the market price of our common stock increased such that the conversion price of the Series B Convertible Preferred Stock was greater than the market price of our common stock on April 20, 1998 but less than the market price of our common stock on July 13, 1998. Due to the beneficial conversion feature of the Series B Convertible Preferred Stock, we were required to increase the loss attributable to common stockholders for the quarter ended September 30, 1998. The one-time occurrence was accounted for similar to a non-cash dividend and had no effect on our net loss or aggregate stockholders' equity.

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

    "We were previously principal accountants for 7th Level, Inc. and under the date of January 30, 1998, we reported on the consolidated financial statements of 7th Level, Inc. and subsidiaries as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997. On January 15, 1999, our appointment as principal accountants was terminated. We have read 7th Level, Inc.'s statements included under Item 4 of its Form 8-K dated January 15, 1999and agree with such statements, except that we are not in a position to agree or disagree with 7th Level, Inc.'s statement that the change in principal accountants was recommended by the Company's Board of Directors."

    After the change in accountants took place it came to the Company's attention that at the November 18, 1998 meeting of the Emerging Issues Task Force, the staff of the Securities Exchange Commission ("SEC") issued a statement regarding how issuers should account for convertible securities. The minutes dealt with, among other things, the observation, by the Task Force, that in certain circumstances, the intrinsic value of the beneficial conversion feature may be greater than the proceeds received from the sale of the convertible instrument. In those situations, the Task Force reached a tentative conclusion that the amount of the discount assigned to the beneficial conversion feature should be limited to the amount of proceeds received. As a result of the foregoing, the Company has restated the financial statements contained in the Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 1998. The Company has reduced the beneficial conversion feature originally recorded in the amount of approximately $15,000,000 to approximately $5,500,000. The impact of such restatement on the Company's Condensed Consolidated Statement of Operations and Balance Sheet is as follows and has not been adjusted for our acquisition of Panmedia:

	Three Months Ended September 30, 1998		Nine Months Ended September 30, 1998
	As Restated	As Originally Reported	As Restated	As Originally Reported
Net loss available to common stockholders	($7,922,802)	($17,414,526)	($15,474,901)	($24,966,625)
Loss per common share	($.45)	($1.00)	($1.00)	($1.62)
	September 30, 1998
	As Restated	As Originally Reported
Additional capital	$83,990,864	$83,482,588
Accumulated deficit	($83,635,328)	($83,127,052)

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers

    The following table sets forth the names, ages and all positions and offices of each of the persons who were serving as our executive officers as of March 20, 2000:

Name	Age	Position
Donald Schupak	56	Director and Chairman of the Board of Directors
Robert Alan Ezrin	50	Director and Vice Chairman of the Board of Directors
Stephen P. Gott	50	President, Chief Executive Officer and Director
Marc E. Landy	39	Executive Vice President, Chief Financial Officer and Secretary

    Executive officers are appointed by the Board of Directors each year and serve at the discretion of the Board of Directors.

    DONALD SCHUPAK Currently serves as Chairman of the Board of Directors. He has been a member of the Board of Directors since January 1997 and has been Chairman since March 1997. Mr. Schupak is the President and Chief Executive Officer of the Schupak Group, Inc., an organization that provides strategic planning, management consulting and corporate services to corporations worldwide. Mr. Schupak has been with the Schupak Group, Inc. since 1990. Mr. Schupak is also Chairman of the Board of Danskin, Inc., a women's apparel company. He previously served as Chairman and Chief Executive Officer of the Horn & Hardar Company (now known as Hanover Direct) from 1988 to 1990 and as Vice Chairman from 1977 to 1988. Mr. Schupak also served as a member of the Advisory Board of the Maxwell School of Citizenship and Public Affairs at Syracuse University from 1995 to 1999. He was also the founder of the High School for Leadership and Public Service, an experimental high school in New York City established in 1993.

    ROBERT ALAN EZRIN currently serves as our Vice Chairman of the Board of Directors and a Director. Mr. Ezrin is one of our founders and has served as a Director since our inception in April 1993 and has served as Vice Chairman of the Board of Directors since April 1998. Mr. Ezrin served as our President from November 1995 until April 1998 and Chief Executive Officer from March 1997 until April 1998. Mr. Ezrin served as Co-Chairman of the Board of Directors from our inception in April 1993 until November 1995. Mr. Ezrin served as Executive Vice President of Production from April 1994 to November 1995 and served as Vice President from April 1993 to April 1994. From 1984 through 1994, Mr. Ezrin was a Producer with Lozem Productions, Inc. Mr. Ezrin has more than 25 years of experience in the international entertainment business, producing music, video and television projects for numerous internationally known stars such as Pink Floyd, Rod Stewart, KISS, Peter Gabriel and Roger Daltry. Mr. Ezrin is currently Chairman and co-CEO of Enigma Digital. Mr. Ezrin is also a member of the Board of Directors of eMaiMai.com, Communities in Schools/LAMP, the Mr. Holland's Opus Foundation, and the California African American Museum.

    STEPHEN P. GOTT has served as our President, Chief Executive Officer and a Director since February 1999. From November 1994 to February 1999, Mr. Gott served as the President, Chief Executive Officer and Chairman of the Board of Directors of Street Technologies, Inc. (now known as Learn2, Inc.) which we acquired in February 1999. From June 1986 to November 1994, Mr. Gott served as the Chief Technology and Operations Officer at Lehman Brothers.

    MARC E. LANDY currently serves as our Executive Vice President, Chief Financial Officer and Secretary. From November 1996 to February 1999, Mr. Landy served as the Vice President and Chief Financial Officer of Street Technologies, Inc. which we acquired in February 1999. From April 1993 to November 1996, Mr. Landy served in several management capacities including Controller and Director of

Consulting for Flexi International. Mr. Landy is a CPA and from 1990 to 1992 he was a Senior Audit Manager at Ernst & Young.

Directors

    The following table sets forth the names, ages and term of each of the persons who were serving as our Directors as of March 20, 2000:

Name of Director	Age	Director Of The Corporation From
Donald Schupak	56	1997 to present
Robert Alan Ezrin	50	1993 to present
Stephen P. Gott	50	1999 to present
James A. Cannavino	55	1997 to present

    Directors are elected each year at the Annual Meeting of Stockholders.

    JAMES CANNAVINO currently serves as a Director. Mr. Cannavino is Chief Executive Officer and Chairman of the Board of Directors of CyberSafe Corporation, a developer of software used for security applications. Prior to joining CyberSafe, Mr. Cannavino served as President and Chief Operating Officer for Perot Systems Corporation. Until March 1995, he also held a variety of senior executive positions at IBM, serving as senior vice president for strategy and development at the time of his departure from IBM. Mr. Cannavino has served as a member of the IBM Corporate Executive Committee and Worldwide Management Council and as a member of the Board of Directors of IBM's Integrated Services and Solutions Company. He currently serves as Chairman of the Internet Technology Committee of Computer Concepts and as Chairman of the Board of Directors of Softworks, a provider of enterprise data, storage and performance management products and services. Mr. Cannavino is also a Director of OPUS360 Corporation and Marist College.

Compliance with the Exchange Act

    Our executive officers and directors are required under the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to us. Based solely on our review of the copies of such reports we have received, we believe that all of our executive officers and directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them.

ITEM 11. DIRECTOR AND EXECUTIVE COMPENSATION.

Compensation of Directors

    Neither Messrs. Schupak or Gott receives any compensation for his services as a Director. Our outside directors earn $15,000 per annum, $4,000 per annum for each committee membership, $1,000 per meeting for each Board of Directors' meeting in which he participates and $500 for each committee meeting in which he participates. They are reimbursed for their out-of-pocket expenses incurred in attending Board of Directors' and committee meetings.

    In March 1997, we entered into an agreement with the Schupak Group, Inc. whereby we paid $12,000 per month to Schupak West, Inc., an affiliate of the Schupak Group, Inc. for the consulting services of Donald Schupak and other employees of the Schupak Group, Inc. In January 2000, our agreement with the Schupak Group was amended to increase the consulting service fees to $28,666 per month. Additionally, Mr. Schupak is entitled to the reimbursement of reasonable travel and other expenses incidental to the performance of his consulting duties. Mr. Schupak is entitled to have the Board of Directors consider a bonus at the end of each fiscal year.

    In February 1999, we paid to Mr. Ezrin $40,000 and issued to him an option to purchase 20,000 shares of common stock exercisable at a price equal to $3.00 per share as full payment for our obligation regarding Mr. Ezrin's severance entitlement as our former President and Chief Executive Officer. Such options vested immediately.

    In February 1999, in connection with the acquisition of Street Technologies, Inc. and as an inducement to Mr. Schupak to act as Chairman of the Board of Directors of the combined company, Mr. Schupak was granted an option to purchase 500,000 shares of common stock exercisable at a price equal to $3.25 per share. Such options vest ratably on each anniversary over three years.

    On January 6, 2000 Messrs. Schupak, Cannavino and Ezrin were granted options to purchase 500,000, 285,000 and 40,000 shares, respectively, of our common stock exercisable at a price of $4.00 per share. Such options vested immediately.

Employment Contracts and Termination and Change-In-Control Arrangements

    We entered into an Employment Agreement, dated as of February 16, 1999, employing Stephen P. Gott as our Chief Executive Officer for a two year term, subject to earlier termination for death, disability, resignation or removal. Pursuant to his employment agreement, Mr. Gott's annual base salary was $200,000 and he is entitled to receive an annual performance bonus of not less than $50,000. Mr. Gott will be eligible to participate in any corporation-wide bonus plan that we may adopt. In addition, Mr. Gott was granted options to purchase 1,000,000 shares of common stock exercisable at a price equal to $3.25 per share. The options vest ratably over three years on the anniversaries of February 16, 1999. In the event of a "change of control" (as defined in the employment agreement), the stock options shall vest immediately. If Mr. Gott resigns his employment for "good reason" (as defined in the employment agreement), if we terminate his employment without "cause" (as defined in the employment agreement), or if we elect not to extend the term of Mr. Gott's employment, Mr. Gott will be entitled to (1) receive, in a lump sum, an amount equal to one year's base salary and performance bonus and (2) vesting of all stock options. Mr. Gott's employment agreement also contains confidentiality, non-competition and indemnification provisions. In January 2000, Mr. Gott's employment agreement was amended to increase his annual base salary to $250,000.

    The Corporation entered into an Employment Agreement, dated as of February 16, 1999, employing Marc E. Landy as our Chief Financial Officer for a two year term, subject to earlier termination for death, disability, resignation or removal. Mr. Landy's annual base salary is $150,000. In addition, Mr. Landy was granted options to purchase 150,000 shares of common stock exercisable at a price equal to $3.25 per share. The options vest ratably over three years on the anniversaries of February 16, 1999. In the event of a "change of control" (as defined in the employment agreement), the stock options shall vest immediately. If Mr. Landy resigns his employment for "good reason" (as defined in the employment agreement), if the Corporation terminates his employment without "cause" (as defined in the employment agreement), or if the Corporation elects not to extend the term of Mr. Landy's employment, Mr. Landy will be entitled to (1) receive, in a lump sum, an amount equal to six months base salary and (2) vesting of all stock options. Mr. Landy's employment agreement also contains confidentiality, non-competition and indemnification provisions.

    We entered into a Separation Agreement and Release, dated as of May 24, 1999, terminating our employment relationship with Richard S. Merrick, our former Chief Executive Officer and Director. Under the terms of Mr. Merrick's Employment Agreement, he received twelve months severance pay based on his then base annual salary. In addition, also under the terms of his Employment Agreement, we accelerated the vesting on a pro rata basis of certain of Mr. Merrick's options. The remaining unvested options were cancelled. Mr. Merrick generally released us from liability and assigned all copyrights, inventions and improvements made during his employment to us. Mr. Merrick's separation agreement and release contained confidentiality, non-competition and lock-up provisions.

Executive Compensation

    The following table summarizes the compensation earned by (a) two individuals who served as the Corporation's Chief Executive Officer during 1999, (b) each person serving as an executive officer on December 31, 1999 who earned more than $100,000 in salary and bonus during the fiscal year ended December 31, 1999 and (c) one individual who was among the highest paid employee for the fiscal year ended December 31, 1999 but was not an executive officer on December 31, 1999 (collectively, the "Named Executives").

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation: Securities Underlying Options (1)
Name and Principal Position	Fiscal Year
		Salary	Bonus		Other (2)
Stephen P. Gott President, Chief Executive Officer and Director	1999 1998 1997	$175,000 — —	$50,000 — —	1,000,000 — —	— — —
Richard S. Merrick (3) Former Chief Executive Officer, Chief Technology Officer and Director	1999 1998 1997	65,000 145,167 115,500	— 20,000 —	— 700,000 42,500	— 3,004 2,230
Marc E. Landy Chief Financial Officer, Executive Vice President and Secretary	1999 1998 1997	131,250 — —	40,000 — —	150,000 — —	5,000 — —
Kevin C. Riley Executive Vice President Sales and Marketing	1999 1998 1997	243,000 — —	30,000 — —	— — —	22,700 — —

(1)
Represents the number of options (each to acquire one share of common stock) granted pursuant to our stock option plans.

(2)
Includes auto allowance, living expense allowance, match contribution to our 401(k) Plan and dollar value of life insurance premiums paid by us.

(3)
Mr. Merrick was succeeded as Chief Executive Officer on February 16, 1999 following our merger with Street Technologies, Inc.

STOCK OPTION GRANTS AND EXERCISES

    The following table provides certain information relating to stock options granted to the Named Executive Officers during the fiscal year ended December 31, 1999. In addition, as required by SEC rules, the table sets forth the hypothetical gains that would exist for the shares subject to such options based on assumed annual compounded rates of stock price appreciation during the option term.

		Percent of Total Options Granted to Employees Fiscal Year (1)			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	Number of Securities Underlying Granted Options
Name			Exercise Price	Expiration Date
					5%	10%
Stephen P. Gott	1,000,000	13.0%	$3.25	02/16/2009	$2,043,908	$5,179,663
Marc E. Landy	150,000	2.0%	3.25	02/16/2009	306,586	776,949

(1)
The Company granted stock options representing 7,686,850 shares of our common stock to employees during the fiscal year ended December 31, 1999.

(2)
The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock option exercises are dependent upon a number of factors, including the future performance of the common stock and the timing of option exercises, as well as the optionee's continued employment through the vested period. There can be no assurance that the amounts reflected in this table will be achieved.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

    The following table provides information about exercised stock options held by the Named Executive Officers. During 1999, only one of the Named Executive Officers listed above exercised stock options.

				Securities Underlying Unexercised Options At December 31, 1999
						Value of Unexercised In-the-Money Options At December 31, 1999 (1)
Name	Shares Exercised	Value Realized		Number of Exercisable
					Unexercisable	Exercisable	Unexercisable
Stephen P. Gott	—	—		—	1,000,000	$—	$31,000
Richard S. Merrick	318,630	776,820	(2)	—	—	—	—
Marc E. Landy	—	—		366,106	150,000	466,194	4,650
Kevin C. Riley	—	—		—	337,944	—	40,795

(1)
Value based on the December 31, 1999 closing price of our common stock on The Nasdaq National Market of $3.28 per share.

(2)
Value based on the July 1, 1999 (date of exercise) closing price of our common stock on The Nasdaq National Market of $4.44 per share.

    Underlying options that are not in-the-money are not valued in this table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information that has been provided to the Company with respect to beneficial ownership of shares of the Company's common stock as of March 20, 2000 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock. (ii) each of our Directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of voting stock beneficially owned by them.

Name of Person Identity of Group	Amount and Nature of Beneficial Ownership (1)	Approximate Percentage of Common Stock Outstanding (2)
Stephen P. Gott (3)	6,933,399	13.22%
Marc E. Landy (4)	416,106	*
Richard S. Merrick	145,000	*
Donald Schupak (5)	1,981,759	3.78%
James S. Cannavino (6)	500,000	*
Robert Alan Ezrin (7)	817,391	1.56%
Kevin C. Riley (8)	50,691	*
All current directors and executive officers as a group (5 persons) (9)	10,648,655	20.30%

* Represents beneficial ownership of less than 1% of our common stock.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable within 60 days of March 20, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.
(2)
Based on approximately 52,453,621 shares of our common stock outstanding on March 20, 2000.
(3)
Shares shown as beneficially owned include 333,334 shares of our common stock issuable upon the exercise of options. Includes a grant to Marc E. Landy of an option to purchase 56,324 shares of Mr. Gott's personally owned common stock in our company. The option is fully vested.
(4)
Shares shown as beneficially owned consist of 416,106 shares of our common stock issuable upon the exercise of options. Amount does not include a grant by Mr. Gott to Mr. Landy of an option to buy 56,324 shares of Mr. Gott's personally owned common stock in our company. The option is fully vested.
(5)
Shares shown as beneficially owned include 666,667 shares of our common stock issuable upon the exercise of options.
(6)
Shares shown as beneficially owned include 285,000 shares of our common stock issuable upon the exercise of options.
(7)
Shares shown as beneficially owned include 40,000 shares of our common stock issuable upon the exercise of options.
(8)
Shares shown as beneficially owned consist of 50,691 shares of our common stock issuable upon the exercise of options.
(9)
Shares shown as beneficially owned include 1,741,107 shares of our common stock issuable upon the exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In February 1999, Donald Schupak, our Chairman of the Board of Directors, exercised options to purchase an aggregate of 600,000 shares of common stock for an aggregate exercise price of $1,200,000. Mr. Schupak paid us $6,000 which represented the par value of the shares of common stock purchased. Mr. Schupak borrowed the remaining $1,194,000 which accrues interest at the annual rate of 6% payable quarterly or, at the option of Mr. Schupak, accrues at the annual rate of 7% payable upon maturity of the loan in February 2004. As collateral for the loan, Mr. Schupak pledged the 600,000 shares of common stock purchased plus an additional 213,000 shares of common stock. If the market value of the pledged shares of common stock is equal to more than 200% of the principal amount of the loan, then Mr. Schupak may request that we release a number of shares which have a market value in excess of such amount. If the market value of the pledged shares of common stock is equal to less than 125% of the principal amount of the loan, then Mr. Schupak must pledge additional shares of common stock to bring the market value of the pledged shares to such amount.

    In March 1999, Robert Alan Ezrin, our Vice Chairman of the Board of Directors, exercised options to purchase an aggregate of 145,000 shares of common stock for an aggregate exercise price of $310,000. Mr. Ezrin paid us $103,333 and borrowed the remaining $206,667. The loan accrues interest at the annual rate of 6% payable quarterly or, at the option of Mr. Ezrin, accrues at the annual rate of 7% payable upon maturity of the loan in March 2004. As collateral for the loan, Mr. Ezrin pledged the 145,000 shares of common stock purchased plus an additional 1,964 shares of common stock. If the market value of the pledged shares of common stock is equal to more than 200% of the principal amount of the loan, then Mr. Ezrin may request that we release a number of shares which have a market value in excess of such amount. If the market value of the pledged shares of common stock is equal to less than 125% of the principal amount of the loan, then Mr. Ezrin must pledge additional shares of common stock to bring the market value of the pledged shares to such amount. In March 2000, as a result of the increase in the market value of our common stock, 20,000 of the pledged shares were released to Mr. Ezrin per his request.

    In March 1999, James A. Cannavino, a Director, exercised options to purchase an aggregate of 215,000 shares of common stock for an aggregate of $430,000. Mr. Cannavino paid us $143,333 and borrowed the remaining $286,667. The loan accrues at the annual rate of 6% payable quarterly or, at the option of Mr. Cannavino, accrues at the annual rate of 7% payable upon maturity of the loan in March 2004. As collateral for the loan, Mr. Cannavino pledged the 215,000 shares of common stock purchased. If the market value of the pledged shares of common stock is equal to more than 200% of the principal amount of the loan, then Mr. Cannavino may request that we release a number of shares which have a market value in excess of such amount. If the market value of the pledged shares of common stock is equal to less than 125% of the principal amount of the loan, then Mr. Cannavino must pledge additional shares of our common stock to bring the market value of the pledged shares to such amount.

    On February 16, 1999, we acquired all of the outstanding common stock and preferred stock of Street Technologies, Inc. Pursuant to the Agreement and Plan of Merger, we issued 4,948,182 shares of common stock and 21,644 shares of Series D Preferred Stock to the stockholders of Street. Stephen Gott, our President, Chief Executive Officer and a Director, received 557,846 shares of common stock and 17,969 shares of Series D Stock. On July 28, 1999 our shareholders approved a proposal at our annual meeting to convert the shares of Series D Stock to shares of common stock. As a result, Mr. Gott's 17,969 shares of Series D Stock has been converted into 5,989,786 shares of our common stock.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  Consolidated Financial Statements. The following consolidated financial statements, and related notes, of Learn2.com, Inc. and the Report of Independent Public Accountants are filed as part of this Form 10-K.

(a)(2)  Financial Statement Schedules. All financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or Notes thereto.

(a)(3)  Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit No.		Description
2.1
Agreement and Plan of Merger, dated as of February 16, 1999, by and among 7th Level, Inc., 7th Level Merger Corporation, Street Technologies, Inc. and the stockholders of Street Technologies, Inc. named therein (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-24936) filed with the Securities and Exchange Commission (the "Commission") on February 25, 1999).
2.2
Agreement and Plan of Merger, dated as of May 13, 1999, by and among 7th Level, Inc., 7th Level Acquisition Corporation, Panmedia Corporation, Jason Roberts and Patricia Roberts (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-24936) filed with the Commission on May 26, 1999).
2.3
Agreement and Plan of Merger, dated as of June 1, 1999, by and among 7th Level, Inc., 7th Level Merger Corporation and ViaGrafix Corporation (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-24936) filed with the Commission on June 15, 1999).
3(i	)
Restated Certificate of Incorporation of 7th Level, Inc. (incorporated by reference as an exhibit to the Company's Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 333-79092) filed with the Commission on May 18, 1994) .
3(ii	)
Bylaws of the 7th Level, Inc. as adopted by the Board of Directors of the 7th Level, Inc. as of May 14, 1993; as amended by Amendment No. 1 thereto dated February 11, 1994 (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 333-79092) filed with the Commission on May 18, 1994).
4.1		Certificate of Designation of Series D Preferred Stock (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
10.1
Option Share Repurchase Agreement, dated as of February 11, 1994, by and among 7th Level, Inc., George D. Grayson, Robert A. Ezrin and W. Scott Page (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 333-79092) filed with the Commission on May 18, 1994).
10.2
Amended and Restated Incentive Stock Option Plan of 7th Level, Inc. (incorporated by reference as an exhibit to the Company's Definitive Proxy Statement (Commission File No. 000-24936) filed with the Commission on June 22, 1999).
10.3
Employee Stock Purchase Plan of 7th Level, Inc. (incorporated by reference as an exhibit to the Company's Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-79092) filed with the Commission on September 19, 1994) .
10.4		1999 Stock Option Plan (incorporated by reference as an exhibit to the Company's Definitive Proxy Statement (Commission File No. 000-24936) filed with the Commission on June 22, 1999).
10.5
Securities Purchase Agreement, dated as of May 6, 1998, by and among 7th Level, Inc., Alpine Associates, a New Jersey Limited partnership and East-West Capital Associates, Inc. (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.6
Security Agreement, dated as of May 6, 1998, by and among 7th Level, Inc., Alpine Associates, a New Jersey Limited partnership and East-West Capital Associates, Inc. (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
10.7
Securities Purchase Agreement, dated as of May 6, 1998, between 7th Level, Inc. and the Purchasers listed thereto (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998) .
10.8
Registration Rights Agreement, dated as of May 6, 1998, between 7th Level, Inc. and the Purchasers listed thereto (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998) .
10.9
Subscription Agreement, dated as of December 14, 1998, as amended, by and between 7th Level, Inc. and Fletcher International Limited (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-24936) filed with the Commission on December 17, 1998).
10.10
Employment Agreement dated as of February 16, 1999 by and between the 7th Level, Inc. and Stephen Gott (incorporated by reference as an exhibit to the Company's Form 10-K for the year ended December 31, 1998).
10.11
Form of Non-Competition Agreement by and between 7th Level and Michael A. Webster (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-24936) filed with the Commission on June 15, 1999) .
10.12
Form of Non-Competition Agreement by and between 7th Level and Robert E. Webster (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-24936) filed with the Commission on June 15, 1999) .
10.13
Form of Indemnity Agreement by and among 7th Level, Inc., Michael A. Webster, Robert E. Webster and Robert C. Moore, Jr. (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-24936) filed with the Commission on June 15, 1999).
10.14
Warrant issued to RGC International Investors, LDC (incorporated by reference into the Company's Current Report on Form 8-K (Commission File No. 000-24936) filed with the Commission on March 15, 2000).
10.15
Securities Purchase Agreement, dated as of March 10, 2000, by and among Learn2.com, Inc. and RGC International Investors, LDC (incorporated by reference into the Company's Current Report on Form 8-K (Commission File No. 000-24936) filed with the Commission on March 15, 2000).
10.16
Registration Rights Agreement, dated as of March 10, 2000, by and among Learn2.com, Inc. and RGC International Investors, LDC (incorporated by reference into the Company's Current Report on Form 8-K (Commission File No. 000-24936) filed with the Commission on March 15, 2000).
10.17
6% Convertible Debenture issued to RGC International Investors, LDC (incorporated by reference into the Company's Current Report on Form 8-K (Commission File No. 000-24936) filed with the Commission on March 15, 2000).
16.1	KPMG LLP letter dated January 22, 1999 (incorporated by reference into the Company's Current Report on Form 8-K (Commission File No. 000-24936) filed with the Commission on January 22, 1999).

23.1	Consent of Arthur Andersen LLP
27.1	Financial Data Schedule
99.1
Unaudited Pro Form Condensed Combined Financial Statements as of and for the six months ended June 30, 1999 and the year ended December 31, 1998 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-24936) filed with the Commission on November 12, 1999).
99.2	Report of Independent Auditors (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-24936) filed with the Commission on November 12, 1999).

  (b)
  Reports on Form 8-K

    A Current Report on Form 8-K was filed with the Securities and Exchange Commission by Learn2.com, Inc. on November 12, 1999 following the acquisition of ViaGrafix Corporation to report the unaudited pro forma condensed combined financial statements as of and for the six months ended June 30, 1999 and the year ended December 31, 1998.

    A Current Report on Form 8-K was filed with the Securities and Exchange Commission by Learn2.com, Inc. on March 15, 2000 announcing the issuance to RGC International Investors, LDC of a $10 million 6% Convertible Debenture due March 10, 2003, convertible into Learn2.com, Inc.'s common stock at a price of $6.00 per share, and a Warrant to purchase a total of 337,268 shares of Learn2.com, Inc.'s common stock at an initial exercise price of $7.41 per share.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, State of New York, on March 30, 2000.

LEARN2.COM, INC.
BY:	/S/ MARC E. LANDY Marc E. Landy Chief Financial Officer, Executive Vice President and Secretary

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. CANNAVINO James A. Cannavino	Director	March 30, 2000
/s/ ROBERT ALAN EZRIN Robert Alan Ezrin	Vice Chairman of the Board	March 30, 2000
/s/ STEPHEN P. GOTT Stephen P. Gott	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2000
/s/ MARC E. LANDY Marc E. Landy	Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)	March 30, 2000
/s/ DONALD SCHUPAK Donald Schupak	Chairman of the Board of Directors	March 30, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Learn2.com, Inc. (formerly known as 7th Level, Inc.):

    We have audited the accompanying consolidated balance sheets of Learn2.com, Inc. (formerly known as 7th Level, Inc.), (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Learn2.com, Inc. (formerly known as 7th Level, Inc.) and subsidiaries as of December 31, 1999 and 1998, the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

New York, New York
March 14, 2000

                      Arthur Andersen LLP

LEARN2.COM, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998

(in thousands, except share and per share data)

	1999	1998
ASSETS
Current assets:
Cash and cash equivalents	$7,228	$11,313
Short term investments	902	—
Accounts receivable, net of allowances of $1,662 and $1	3,152	174
Inventories	797	—
Prepaid expenses	1,381	—
Other current assets	168	367

Total current assets	13,628	11,854
Fixed assets, net	4,547	1,478
Capitalized software, net	16,911	—
Intangible assets, net	15,257	7
Goodwill, net	25,112	—
Other assets	170	80

Total assets	$75,625	$13,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,135	$198
Accrued expenses	4,015	2,182
Current portion of deferred revenue	1,105	50
Notes payable	27	487
Other current liabilities	205	331

Total current liabilities	8,487	3,248
Deferred revenue	547	—
Other	43	48

Total liabilities	9,077	3,296
Commitments and contingencies (Note 14)
Minority interest in subsidiary	34	—
Stockholders' equity:
Series B Convertible Preferred Stock, par value $0.01 per share, 15,000 shares authorized; 0 and 1,395 shares issued and outstanding, in 1999 and 1998, respectively ($1,395 liquidation value)	—	629
Common stock, par value $0.01 per share, 100,000,000 shares authorized; 51,715,739 and 25,307,482 shares issued and outstanding in 1999 and 1998, respectively	517	252
Additional capital	193,700	93,963
Notes receivable from directors	(1,687)	—
Accumulated deficit	(126,016)	(84,721)

Total stockholders' equity	66,514	10,123

Total liabilities and stockholders' equity	$75,625	$13,419

The accompanying notes are an integral part of these consolidated financial statements.

LEARN2.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(in thousands, except share and per share data)

	1999	1998	1997
Net revenues	$13,567	$2,674	$10,807
Cost of revenues	3,224	472	4,650

Gross profit	10,343	2,202	6,157

Operating expenses:
Research and product development	3,952	2,396	14,470
Sales and marketing	10,547	595	5,885
General and administrative	5,274	5,326	5,366
Depreciation and amortization	3,300	1,822	4,181
Restructuring charges	3,342	—	—
Acquired in-process technology	24,777	—	—
Non-recurring costs	277	—	—

Total operating expenses	51,469	10,139	29,902

Operating loss	(41,126)	(7,937)	(23,745)
Interest expense	(146)	(1,732)	(121)
Interest income	404	335	340
Other (expense) income	(168)	(1,277)	1,114

Net loss	(41,036)	(10,611)	(22,412)
Dividends on Preferred Stock	—	338	—
Beneficial conversion feature in association with Preferred Stock	—	5,479	—

Net loss available to common shareholders	$(41,036)	$(16,428)	$(22,412)

Basic and diluted loss per common share	$(1.06)	$(0.92)	$(1.47)

Weighted average basic and diluted shares outstanding	38,846,236	17,899,018	15,240,590

The accompanying notes are an integral part of these consolidated financial statements.

LEARN2.COM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (in thousands)

	Common Stock								Notes & Accounts Receivable From Directors (Note 11)
			Convertible Preferred Series A	Convertible Preferred Series B	Convertible Preferred Series D	Additional Capital	Cumulative Translation Adjustment	Unrealized Gain (loss) on Investments		Accumulated (Deficit) Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 1996	15,124	$151	$—	$—	$—	$70,344	$51	$(6)	$—	$(45,862)	$24,678
Common stock issued under Stock Option Plan and Stock Purchase Plan	198	2	—	—	—	327	—	—	—	—	329
Common stock issued on exercise of warrants	6	—	—	—	—	1	—	—	—	—	1
Common stock issued for consulting services	40	—	—	—	—	75	—	—	—	—	75
Cancellation of unearned common stock issued as contingent purchase	(40)	—	—	—	—	(107)	—	—	—	—	(107)
Foreign currency translation adjustment	—	—	—	—	—	—	(38)	—	—	—	(38)
Unrealized gain on investments	—	—	—	—	—	—	—	6	—	—	6
Dividend distribution	—	—	—	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	—	—	—	—	(22,412)	(22,412)

Balance at December 31, 1997	15,328	153	—	—	—	70,640	13	—	—	(68,281)	2,525
Issuance of Series A Preferred Stock (net of issuance costs of $3,021)	—	—	2,479	—	—	2,790	—	—	—	—	5,269
Issuance costs in connection with Notes	—	—	—	—	—	1,467	—	—	—	—	1,467
Beneficial conversion feature	—	—	—	—	—	5,479	—	—	—	(5,479)	—
Conversion of Series A Preferred Stock to Series B Preferred Stock	—	—	(2,479)	2,479	—	—	—	—	—	—	—
Conversion of Notes to Series B Preferred Stock	—	—	—	3,000	—	1,500	—	—	—	—	4,500
Common stock issued on conversion of Series B Preferred Stock	4,303	43	—	(4,850)	—	4,807	—	—	—	—	—
Common stock dividends	107	1	—	—	—	278	—	—	—	(279)	—
Common stock issued in private placement	1,667	17	—	—	—	4,683	—	—	—	—	4,700
Warrants issued to non-employees	—	—	—	—	—	32	—	—	—	—	32
Common stock issued upon exercise of warrants	2,813	28	—	—	—	—	—	—	—	—	28
Common stock granted to Officers	765	7	—	—	—	1,379	—	—	—	—	1,386
Common stock issued under Stock Option Plan and Stock Purchase Plan	325	3	—	—	—	867	—	—	—	—	870
Compensation expense on options issued to non-employees	—	—	—	—	—	41	—	—	—	—	41
Foreign currency translation adjustment	—	—	—	—	—	—	(13)	—	—	—	(13)
Dividend distribution	—	—	—	—	—	—	—	—	—	(71)	(71)
Net loss	—	—	—	—	—	—	—	—	—	(10,611)	(10,611)

Balance at December 31, 1998	25,308	252	—	629	—	93,963	—	—	—	(84,721)	10,123
Common stock issued on conversion of Series B Preferred Stock	698	7	—	(629)	—	622	—	—	—	—	—
Common stock issued on conversion of Series D Preferred Stock	7,220	72	—	—	—	(72)	—	—	—	—	—
Stock issued in connection with Street Technologies, Inc. acquisition	4,948	49	—	—	—	36,439	—	—	—	—	36,488
Series B dividends paid in common stock	24	—	—	—	—	73	—	—	—	(73)	—
Common stock issued on exercise of warrants	575	6	—	—	—	—	—	—	—	—	6
Common stock issued upon conversion of notes payable	187	2	—	—	—	571	—	—	—	—	573
Warrants and options issued to non-employees	—	—	—	—	—	1,522	—	—	—	—	1,522
Notes and accounts receivable from directors from the exercise of stock options	—	—	—	—	—	—	—	—	(1,934)	—	(1,934)
Repayment of notes and accounts receivable from directors from the exercise of stock options	—	—	—	—	—	—	—	—	247	—	247
Common stock issued under Stock Option Plans and Stock Purchase Plan	2,020	21	—	—	—	3,895	—	—	—	—	3,916
Stock issued in connection with ViaGrafix acquisition	10,686	107	—	—	—	56,669	—	—	—	—	56,776
Series D Preferred Stock issued under Stock Option Plan	—	—	—	—	—	18	—	—	—	—	18
Dividend distribution	—	—	—	—	—	—	—	—	—	(186)	(186)
Financing costs in connection with equity issuance	50	1	—	—	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	(41,036)	(41,036)

Balance at December 31, 1999	51,716	$517	$—	$—	$—	$193,700	$—	$—	$(1,687)	$(126,016)	$66,514

The accompanying notes are an integral part of these consolidated financial statements.

LEARN2.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(in thousands)

	1999	1998	1997
Cash flows from operating activities:
Net loss	$(41,036)	$(10,611)	$(22,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation and interest	7	3,108	—
Depreciation and amortization	3,300	1,821	4,181
Provision for doubtful accounts	37	—	—
Non-cash common stock warrant and option expense	784	—	—
Loss (gain) on sale of assets	—	1,519	(1,116)
Restructuring charges	3,342	—	—
Acquired in-process technology	24,777	—	—
Other	137	188	65
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(1,085)	1,004	5,102
Inventories	(286)	18	552
Other current assets	688	388	862
Other assets	299	452	533
Accounts payable	1,954	(925)	(1,045)
Accrued expenses and other current liabilities	(1,397)	(3,024)	(66)
Other long-term liabilities	(480)	—	—

Net cash used in operating activities	(8,959)	(6,062)	(13,344)

Cash flows from investing activities:
Proceeds from sale of assets	—	98	6,593
Proceeds from sales of short-term investments	—	—	4,491
Cash acquired from acquisition of businesses, net of acquisition costs	6,516	—	—
Capitalized content development costs	(1,015)	—	—
Capital expenditures	(2,649)	(130)	(439)
Non-recurring charges related to acquisition	277	—	—

Net cash provided by (used in) investing activities	3,129	(32)	10,645

Cash flows from financing activities:
Net proceeds from private placement of common stock	—	4,700	—
Net proceeds from issuance of Preferred Stock	—	5,269	—
Net proceeds from debt issuance	(46)	4,311	—
Dividends distributed	(186)	—	—
Repayment of bank line of credit	—	—	(5,625)
Repayment of notes payable to related parties	—	—	(125)
Principal payments under capital lease obligations	(120)	(187)	(233)
Issuance of common stock under stock option and stock purchase plan	2,229	870	330
Other	(132)	(35)	5

Net cash provided by (used in) financing activities	1,745	14,928	(5,648)

Effect of exchange rate changes on cash and cash equivalents	—	—	25

Net (decrease) increase in cash and cash equivalents	(4,085)	8,834	(8,322)
Cash and cash equivalents, beginning of period	11,313	2,479	10,801

Cash and cash equivalents, end of period	$7,228	$11,313	$2,479

Supplemental disclosure of cash flow information—Cash paid for interest	$31	$75	$205

See notes 3, 4, and 11 for supplemental disclosure on acquisition information and non-cash financing activities.
The accompanying notes are an integral part of these consolidated financial statements.

LEARN2.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 1999

NOTE 1. INCORPORATION AND NATURE OF BUSINESS

    Learn2.com, Inc. ("Learn2.com") provides e-learning solutions for corporate, government and individual clients. Its offerings include engaging physical and online learning and training products and comprehensive services designed to solve its customers' problems.

    Learn2.com has incurred significant losses since inception including operating losses of approximately $41.1 million in 1999, $7.9 million in 1998 and $23.7 million in 1997.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation

    The accompanying consolidated financial statements include the accounts of Learn2.com and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. (See Note 3)

    On May 13, 1999, Learn2.com acquired all of the outstanding stock of Panmedia Corporation ("Panmedia"), a privately held company. Panmedia produced a Website which offers a wide spectrum of step-by-step instructions on skills, activities and tasks. The total value of the transaction was approximately $9.7 million and was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements and footnotes have been restated to include the operations of Panmedia for the full years 1999, 1998 and 1997.

Cash and Cash Equivalents and Investments in Marketable Securities

    Learn2.com considers cash and cash equivalents highly liquid investments with a remaining contractual maturity at the date of purchase of three months or less.

    Learn2.com classifies its investments in marketable securities as available-for-sale. Accordingly, these investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Learn2.com recognizes gains and losses when securities are sold using the specific identification method. For the years ended December 31, 1999, 1998 and 1997, Learn2.com did not recognize any material gains or losses upon the sale of securities.

Inventories

    Inventories are carried at the lower of cost or market, determined on a first-in first-out basis. Cost is determined using the average cost method. Inventories consist primarily of finished goods.

Other Current Assets and Prepaid Expenses

    Other current assets include prepaid insurance, prepaid royalties, interest receivable, other receivables and other miscellaneous prepaid expenses.

Fixed Assets

    Fixed assets are recorded at cost and are depreciated using accelerated and straight-line methods. Leasehold improvements are amortized over estimated useful lives, or the term of the leases, whichever is shorter.

Goodwill

    Learn2.com records goodwill as the excess of purchase price over the fair value of the identified net assets acquired. Goodwill is amortized over its estimated useful life, generally twenty years. Goodwill amortization expense for the year ended December 31, 1999 was approximately $796,000. No goodwill amortization was recorded in 1998 or 1997.

Intangible Assets

    Intangible assets acquired through purchase transactions are being amortized on a straight-line basis over periods ranging from 5 to 20 years.

    During 1997, in connection with the sale of a 3D game and the closure of its Asia Pacific localization and sales offices, Learn2.com wrote-off intangible assets and the related accumulated amortization acquired in certain prior business combinations. Combined, these totaled approximately $610,000.

Revenue Recognition

    Learn2.com generates revenue primarily from computer software training videos, interactive CD-ROM software training products and interactive software product sales, licensing agreements and product development agreements.

    Learn2.com recognizes revenue from software license agreements in accordance with the provisions of Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition". Software product sales under such license agreements are recognized as revenue upon shipment of the products to customers, provided that there are no significant vendor obligations and collection of the related receivable is probable. Learn2.com accounts for insignificant vendor obligations and post-contract support at the time of product delivery by accruing such estimated costs or recognizing them ratably as the obligations are fulfilled.

    Revenue from physical product sales is recognized at the time of delivery. Training products can be returned within 30 days or, for certain retailers, under a stock return policy. Learn2.com records an estimate of expected returns at the time of the initial delivery of the products. Learn2.com sells its computer aided design (CAD) software with no obligations beyond the delivery date of the software (see Note 16, sold March 2000). Learn2.com's price for its products is fixed at the date of sale and the sale is not contingent upon resale of the products or affected by damage or theft of the products.

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

    Learn2.com also derives revenue from Website advertisements. Learn2.com offers numerous sizes and types of advertising placement, including banner advertisements, text links and sponsorship programs. Revenues from advertising sales are recognized ratably in the period in which the advertisement is displayed, provided that no significant Learn2.com obligations remain and collection of the resulting receivable is probable. Payments received from advertisers in advance are deferred until the advertisement is displayed. Learn2.com obligations typically include guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by visitors to the Learn2.com Website. To the extent minimum guaranteed impressions are not met, Learn2.com defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

Research and Product Development Expenditures

    Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", provides for the capitalization of certain software development costs once technological feasibility has been established and until such time as the product is available for general release. All costs incurred prior to technological feasibility are expensed as research and development costs when incurred.

    As described in Note 3, Learn2.com allocates a portion of the cost of acquired enterprises to intangible assets based upon the estimated fair value of the intangibles, including software in various stages of development. The fair value of software development projects which have not yet reached technological feasibility and which have no alternative use are expensed as research and development in the period acquired. The fair values of all other developed software products are included in capitalized software and amortized over the expected remaining life of the specific software products.

    During 1999, in connection with businesses acquired, Learn2.com recorded approximately $16.5 million of capitalized software. Certain costs of developing and producing tutorials have been capitalized. Capitalized costs include direct labor, materials, subcontractors and applicable overhead. During 1999, Learn2.com capitalized approximately $1.0 million. These capitalized costs are amortized on a straight-line basis over the estimated useful life of two years. The related amortization expense was $1.3 million.

Advertising Expenses

    Learn2.com expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing in the consolidated statements of operations and totaled $5.1 million, $178,000 and $1.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Internal-Use Software

    Effective January 1, 1999, Learn2.com adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training are expensed as incurred. The adoption of this statement has not had a material impact on Learn2.com's consolidated financial statements.

Concentration of Risk

    Financial instruments, which subject Learn2.com to concentrations of credit risk, consist primarily of its holdings of cash and cash equivalents and accounts receivable. Learn2.com's credit risk is managed by investing its cash and marketable securities in high-quality money market instruments and securities of high grade corporate issuers.

    Credit is extended to customers based on an evaluation of their financial condition and collateral is not required. Learn2.com performs on-going credit evaluations of its customers and maintains an allowance for doubtful accounts.

Fair Value Of Financial Instruments

    Learn2.com's financial instruments consist of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and notes payable. At December 31, 1999 and 1998, the fair value of instruments approximated their financial statement carrying amounts.

Comprehensive Income

    The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains or losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive income which were not already in net income for the years ended December 31, 1999, 1998 and 1997. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

Income Taxes

    The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

Equity Based Compensation

    Learn2.com accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". APB No. 25 provides that the compensation expense related to Learn2.com's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123 (see Note 11). Learn2.com accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Impairment of Long-Lived Assets

    Long-lived assets including goodwill and intangible assets are impaired whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated and undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In circumstances where impairment is determined to exist, Learn2.com will write down the asset to its fair value based on the present value of estimated expected future cash flow. To date, no such impairment has been indicated.

Basic and Diluted Net Loss Per Share

    Basic loss per share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of common equivalent shares and nominal issuances. Common equivalent shares include common stock options and warrants to the extent their effect is not antidilutive, based on the treasury stock method.

    The calculations of basic and dilutive weighted average shares outstanding are as follows:

	Year Ended December 31,
	1999	1998	1997
	(in thousands)
Basic weighted average common shares outstanding	38,846	17,899	15,241
Weighted average common equivalent shares	—	—	—

Diluted weighted average common shares outstanding	38,846	17,899	15,241

    Diluted weighted average shares outstanding do not include 13,033,193, 3,903,679 and 1,405,109 common equivalent shares at December 31, 1999, 1998 and 1997, respectively, as their effect would be anti-dilutive.

New Accounting Pronouncements

    In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of SFAS No. 133, Accounting for Derivative instruments and Hedging Activities, which was issued in June 1998 and established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 during the third quarter of year 2000 will not have a material impact on Learn2.com's results of operations.

    In November 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 100, "Restructuring and Impairment Charges." In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Learn2.com has concluded that the implementation of these SABs do not have a material impact on its financial position or its results of operations.

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

Reclassifications

    Certain amounts in the prior periods' consolidated financial statements have been reclassified for comparative purposes to conform to the current period presentation.

NOTE 3. BUSINESS COMBINATIONS/DISPOSITIONS

PyroTechnix Disposition

    Learn2.com sold its PyroTechnix subsidiary in November 1997 and recognized a gain of approximately $1,033,000, which is included as non-operating income in the accompanying consolidated statement of operations for the year ended December 31, 1997. Included in the consolidated statements of operations is a loss from operations of PyroTechnix of approximately $1,524,000 for the year ended December 31, 1997.

Pooling Transaction

Panmedia Acquisition

    On May 13, 1999, Learn2.com acquired all of the outstanding common stock of Panmedia and accounted for the transaction as a pooling-of-interests. Learn2.com exchanged 1,543,860 shares of Learn2.com common stock for all the outstanding common shares of Panmedia. The total value of the transaction was $9.7 million. Accordingly, the accompanying consolidated financial statements and footnotes have been restated to include the operations of Panmedia for all periods presented.

    For the years ended December 31, 1998 and 1997, Panmedia's revenues were approximately $1,100,000 and $308,000 respectively. For the years ended December 31, 1998 and 1997, Panmedia's net income was approximately $347,000 and $46,000, respectively. For the period January 1, 1999 through May 13, 1999, prior to acquisition, Panmedia's revenues and net income were $631,000 and $17,000, respectively.

Purchase Transactions

Viagrafix Acquisition

    On August 23, 1999, Learn2.com acquired all of the outstanding stock of ViaGrafix Corporation ("ViaGrafix"), a publicly traded company. Under the terms of the agreement, Learn2.com issued approximately 10.7 million shares of its common stock. This represented 1.846 shares for each share of ViaGrafix common stock outstanding. The total value of the transaction was approximately $62.0 million including $2.2 million of assumed liabilities, which consisted primarily of accounts payable, accrued expenses and other current liabilities. The transaction was accounted for using the purchase method of accounting. The results of ViaGrafix for the period August 23, 1999 through December 31, 1999 are included in the consolidated statements of operations for the year ended December 31, 1999.

    Under the purchase method of accounting, the assets and liabilities were recorded based upon fair values at the date of acquisition. Learn2.com recorded approximately $15.7 million in goodwill and $14.1 in other intangible assets and capitalized software which are being amortized over five to twenty years. Learn2.com recorded approximately $796,000 in amortization expense relating to these intangible assets during the year ended December 31, 1999. The accompanying consolidated statement of operations for the year ended December 31, 1999 also includes charges of approximately $15.1 million associated with the write-off of acquired in-process technology and approximately $1.0 million associated with a restructuring charge which includes the write-off of redundant assets, excess office space and employee severance.

Street Technologies Acquisition

    On February 16, 1999, Learn2.com acquired all of the outstanding stock of Street Technologies, Inc. (now known as Learn2, Inc.), a privately held company. To consummate the transaction, Learn2.com issued 4,948,182 shares of common stock and 21,644 shares of Series D 8% Preferred Stock (the "Series D Preferred Stock") with an aggregate liquidation preference of $21.6 million. On July 29, 1999, the Series D Preferred Stock was converted into 7,214,666 shares of common stock, the day after the common stockholders' approved the conversion. The total value of the transaction was approximately $40.4 million including $3.1 million of assumed liabilities, which consisted primarily of deferred revenue. The transaction was accounted for using the purchase method of accounting. The results of Street Technologies, Inc. are included in Learn2.com's consolidated statement of operations from February 16, 1999 through December 31, 1999.

    Under the purchase method of accounting, the assets and liabilities were recorded based upon fair values at the date of acquisition. Learn2.com recorded approximately $9.9 million in goodwill and $18.2 in other intangible assets and capitalized software which are being amortized over seven to twenty years. Learn2.com recorded approximately $1.5 million in amortization expense relating to these intangible assets during the year ended December 31, 1999. The accompanying consolidated statement of operations for the year ended December 31, 1999 also includes approximately $2.3 million associated with a restructuring charge which includes the write-off of redundant assets, excess office space and employee severance.

    The following table sets forth the calculation of the purchase price for the acquisitions.

	Street Technologies, Inc.	ViaGrafix	Total
Common and preferred stock issued	$36,489	$56,776	$93,265
Assumed liabilities	3,133	2,177	5,310
Acquisition costs	782	3,042	3,824

Total	$40,404	$61,995	$102,399

    The purchase price of the acquisitions were allocated to the net assets based upon their fair values at the time of the acquisitions. Their fair values were determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques. The following table sets forth the calculation of the purchase price of the acquisitions:

	Street Technologies, Inc.	ViaGrafix	Total
Current assets	$1,763	$13,077	$14,840
Fixed assets	343	3,407	3,750
Other assets	490	693	1,183
Capitalized software	14,717	1,768	16,485
Intangible assets	3,519	12,300	15,819
Acquired in-process technology (written-off)	9,677	15,100	24,777
Goodwill	9,895	15,650	25,545

Total assets acquired	$40,404	$61,995	$102,399

    The following table sets forth the cash utilized and acquired in the acquisitions:

	Street Technologies, Inc.	ViaGrafix	Total
Cash acquired	$774	$9,566	$10,340
Less: acquisitions costs	(782)	(3,042)	(3,824)

Net cash (utilized) acquired in acquisitions, net of acquisition costs	$(8)	$6,524	$6,516

    Acquired in-process technology has been expensed as a charge against operations and is included in the accompanying consolidated statement of operations for the year ended December 31, 1999. The amount allocated to acquired in-process technology relates to projects that had not yet reached technological feasibility and that, until completion of development, had no alternative future use. These projects require substantial development and testing prior to reaching technological feasibility. However, these projects may not reach technological feasibility and may not develop into products that may be sold by Learn2.com.

LEARN2.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 1999

NOTE 3. BUSINESS COMBINATIONS/DISPOSITIONS (Continued)

    The following unaudited pro forma information has been prepared assuming that the acquisitions of ViaGrafix and Street Technologies, Inc. had taken place at the beginning of the respective periods presented. The pro forma financial information is not necessarily indicative of the combined results that may occur in the future.

	Pro Forma for the Years Ended December 31,
	1999	1998	1997
	(Unaudited)
	(in thousands, except per share data)
Revenue	$28,702	$25,241	$24,501
Loss from operations	(34,937)	(8,530)	(20,655)
Net loss available to common shareholders	(33,504)	(16,808)	(20,389)
Loss per share	$(0.73)	$(0.51)	$(0.91)

NOTE 4. PRIVATE PLACEMENTS

    In May 1998, Learn2.com sold, pursuant to a private placement, Secured Promissory Notes ("Notes") in the aggregate principal amount of $4,500,000 and warrants for 675,000 shares of common stock at an exercise price of $0.01 per share. Learn2.com allocated approximately $1,200,000 of the proceeds from the Notes to the warrants based on the relative fair values of the Notes and the warrants. Accordingly, Learn2.com amortized the related debt discount to interest expense over the period from May 6, 1998 (date of issuance) to July 13, 1998. All of such warrants were exercised in June 1998. On July 9, 1998, Learn2.com obtained stockholder approval for, among other things, an increase in its authorized common stock (the "Certificate of Amendment") at its 1998 Annual Meeting of Stockholders. The Certificate of Amendment was filed on July 10, 1998. On July 13, 1998, the holders of the Notes exchanged the Notes for 4,500 shares of Learn2.com's Series B Convertible Preferred Stock, $0.01 par value per share and warrants to purchase 1,125,000 shares of common stock at an exercise price of $0.01 per share. Learn2.com allocated $3,000,000 to Series B Convertible Preferred Stock and $1,500,000 to warrants in accounting for the exchange.

    In May 1998, Learn2.com also sold, pursuant to a private placement, shares of Series A Preferred Stock in the aggregate amount of $5,500,000 and warrants for 1,375,000 shares of common stock at an exercise price of $0.01 per share. Learn2.com allocated approximately $2,500,000 of the proceeds from the Series A Preferred Stock to the warrants based on the relative fair values of the Series A Preferred Stock and the warrants. All of such warrants were exercised in June 1998. On July 13, 1998, after the Certificate of Amendment was approved by Learn2.com's stockholders and was filed with the Secretary of State of the State of Delaware, the exchange of 5,500 shares of Series A Preferred Stock for 5,500 shares of Series B Convertible Preferred Stock was effected. As of December 31, 1999, all shares of Series A and Series B Convertible Preferred Stock have been converted into common stock.

    For the year ended December 31, 1998, Learn2.com was required to increase the loss attributable to common stockholders, as a result of the beneficial conversion feature which arose due to the increase in the market price of the Company's common stock from the date Learn2.com received commitments with respect to the $10,000,000 financing (April 20, 1998) to the date of issuance of the Series B Convertible Preferred Stock (July 13, 1998). The beneficial conversion feature is based upon the difference between the market price of the 5,000,000 shares of common stock into which the Series B Convertible Preferred Stock is convertible and the carrying value of the Series B Convertible Preferred Stock on the date of authorized issuance, but is limited (as discussed above) to the proceeds received with respect to each security issued. As Learn2.com allocated $3,000,000 of proceeds to the Series B Convertible Preferred Stock and approximately $2,500,000 of proceeds to the Series A Preferred Stock, the amount of the beneficial conversion feature is approximately $5,500,000. The one-time occurrence was accounted for similar to a non-cash dividend and had no effect on Learn2.com's net loss or aggregate stockholders' equity.

    In December 1998, Learn2.com sold, pursuant to a subscription agreement, 1,666,667 shares of common stock for $5,000,000, or $3.00 per share and rights to purchase an additional 100,000 and 650,000 shares of common stock for $0.01 and $4.50, respectively, to Fletcher International Limited ("Fletcher"). In January 1999, the above agreement was amended and Learn2.com granted a new right to Fletcher to purchase an additional 100,000 shares of common stock for $0.01 per share.

    In November 1999, Learn2.com granted an additional right to Fletcher to purchase 50,000 shares of our common stock for $0.01 per share as settlement for our obligations incurred due to the late effectiveness of a registration statement.

NOTE 5. NON-RECURRING AND RESTRUCTURING CHARGES

    In May 1999, Learn2.com recorded a non-recurring charge of $277,000 for transaction costs associated with the Panmedia merger.

    During 1999, Learn2.com recorded a charge of approximately $2.3 million of incurred direct costs primarily related to the acquisition of Street Technologies, Inc. and Learn2.com "s reorganization plans to integrate the operations of Street Technologies, Inc. and Learn2.com. The charges were primarily comprised of the following: $1.4 million to write-off redundant assets, $383,000 excess office space and other costs and $600,000 in employee severance costs.

    During 1999, following the acquisition of ViaGrafix, Learn2.com recorded charges of approximately $999,000 comprised of $791,000 related to employee severance, $40,000 representing the write-off of redundant assets and $168,000 related to excess office space and other costs.

    The following table summarizes the activity in the restructuring accruals during the year ended December 31, 1999. The balance of the restructuring accrual at December 31, 1999 is included in accrued expenses and is anticipated to be paid within the next three years.

	Restructuring Charges	Non- Cash Charges	Reversals(1)	Cash Payments	Balance at December 31, 1999
	(in thousands)
Write-off of redundant assets	$1,440	$(1,385)	$(40)	$(15)	$—
Excess office space and other costs	662	86	(111)	(295)	342
Employee salary and severance costs	1,391	(34)	—	(1,008)	349

Total	$3,493	$(1,333)	$(151)	$(1,318)	$691

(1)
In the fourth quarter of 1999, Learn2.com reversed certain accruals relating to the write-off of redundant assets and excess office space primarily relating to the early termination of an office lease as the previous estimate was refined by actual agreements.

NOTE 6. FIXED ASSETS, NET

    Fixed assets, at cost, as of December 31, 1999 and 1998 consisted of the following (in thousands):

	Depreciable Life (years)	1999	1998
Land	—	$430	$—
Building and leasehold improvements	10-39	2,532	350
Equipment	3-7	2,520	3,955
Furniture and fixtures	3-7	446	246
Automobiles	5-7	224	—

		6,152	4,551
Less: accumulated depreciation and accumulated amortization		(1,605)	(3,073)

Total		$4,547	$1,478

    Depreciation and amortization expense related to fixed assets was approximately $708,000 and $1.8 million, in 1999 and 1998, respectively.

    Learn2.com leases certain office equipment under capital lease agreements. At December 31, 1999 and 1998 the carrying value of these capital assets were $26,000 and $193,000, net of accumulated amortization of $11,000 and $317,000, respectively.

    During 1998, Learn2.com disposed of approximately $1.8 million of net capital assets as a result of a reduction in capacity and recognized a loss in the December 31, 1998 consolidated financial statements related to the disposition of these assets of approximately $1.5 million. In 1999, Learn2.com wrote-off approximately $1.4 million of redundant fixed assets in connections with our acquisition of Street Technologies, Inc.

NOTE 7. INTANGIBLE ASSETS

    Intangible assets as of December 31, 1999 and 1998 consist of the following (in thousands):

	1999	1998
Assembled workforce	$2,841	$—
Customer lists	4,561	—
Tradenames	8,778	4,019

	16,180	4,019
Less: accumulated amortization	(923)	(4,012)

Total	$15,257	$7

    Amortization expense related to intangible assets was approximately $923,000, $6,000 and $7,000 in 1999, 1998 and 1997, respectively.

NOTE 8. ACCRUED EXPENSES

    Accrued expenses consist of the following at December 31, 1999 and 1998 (in thousands):

	1999	1998
Office closing costs	$—	$265
Restructuring costs	691	—
Acquisition costs	643
Royalties	192	346
Discounts and allowances	—	678
Legal and corporate expenses	555	296
Payroll and related expense	849	120
Interest and taxes	57	31
Other	1,028	446

Total	$4,015	$2,182

NOTE 9. INCOME TAXES

    Learn2.com did not provide any current or deferred United States federal income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Because Learn2.com's utilization of these deferred tax assets is dependent on future profits which are not assured, a valuation allowance equal to the deferred tax assets has been provided.

    At December 31, 1999, Learn2.com had approximately $85.0 million of net operating loss carryforwards ("NOL's") that will expire through 2019. Due to the issuance and sale of common stock, Learn2.com incurred ownership changes that will result in a limitation of the use of NOL's incurred through the date of these ownership changes.

    Significant components of Learn2.com's deferred income tax assets and liabilities as of December 31, 1999 and 1998 are as follows (in thousands):

	1999	1998
Net operating loss	$33,168	$23,515
Other	3,818	493

Net deferred tax assets	36,986	24,008
Valuation allowance	(36,986)	(24,008)

Net asset	$—	$—

    Prior to being acquired by Learn2.com, Panmedia elected S Corporation status for federal and state income tax reporting purposes. As a result, Panmedia's earnings prior to the acquisition date are taxable directly to its shareholders. Learn2.com remains liable, however, for the State of California taxes that are imposed on S Corporations.

NOTE 10. CONVERSION OF 7% CONVERTIBLE NOTES PAYABLE

    The 7% Convertible Notes Payable were due and payable on February 11, 1999. To induce the holders to convert the notes into common stock Learn2.com on February 10, 1999, offered the holders the right to convert at a price equal to 85% of the then current market rate of the stock. During February 1999, we issued 186,982 shares of common stock in exchange for $458,000 of current notes payable. Accordingly, we recognized interest expense in the amount of $115,000. As of December 31, 1999 the remaining balance of $27,000 has not been paid to the one remaining holder.

NOTE 11. STOCKHOLDERS' EQUITY

Common Stock

    On July 9, 1998 the shareholders of Learn2.com authorized an increase in the number of shares of Common Stock from 20,000,000 to 100,000,000, par value $0.01 per share (the "Common Stock").

Preferred Stock

    In May 1998, Learn2.com sold, pursuant to a private placement, 5,500 shares of Series A Preferred Stock. On July 13, 1998 the Notes (See Note 4) were exchanged for 4,500 shares of the Series B Convertible Preferred Stock. In a separate transaction the Series A Preferred Stock was exchanged for 5,500 shares of Series B Convertible Preferred Stock. During the fourth quarter of 1998, 8,605 shares of the Series B Convertible Preferred Stock were converted into 4,302,500 shares of Common Stock. In 1999, the remaining 1,395 shares of Series B Convertible Preferred Stock were converted into 697,500 shares of Common Stock.

    In February 1999, Learn2.com issued 21,644 shares of Series D Convertible Preferred Stock in connection with the acquisition of Street Technologies, Inc. which were converted into 7,214,666 shares of common stock in the third quarter of 1999.

    There are 100,000 shares of Preferred Stock, par value of $0.01 per share, authorized and -0- and 1,395 shares outstanding as of December 31, 1999 and 1998, respectively. The Board of Directors is authorized to provide for the issuance of the shares of Preferred Stock in one or more series, to establish the number of shares included in any such series and to fix the designation, powers, preferences and rights of the shares of any such series.

Stock Incentive Plans

    The Learn2.com, Inc. Stock Incentive Plans (collectively the "Plans") allow Learn2.com to grant options to certain employees, directors and outside consultants allowing them to purchase common stock under one of several incentive stock option plans. Learn2.com assumed options outstanding under stock option plans in connection with its acquisitions of Street Technologies, Inc. and ViaGrafix totaling 2,897,147 shares on an as-converted basis. The exercise prices represent the estimated fair value of the options at the date of grant adjusted for the conversion ratio relating to our acquisitions. Under the Plans, Learn2.com may grant options to its employees for up to 11,253,874 shares of common stock. As of December 31, 1999 the Plans had 9,824,833 option shares outstanding and 1,429,041 shares available to grant. Of the 9,824,833 shares outstanding, 21,250 shares are subject to an Option Share Repurchase Agreement with certain stockholders.

    Pursuant to the Option Share Repurchase Agreement, Learn2.com had the right to purchase up to 948,000 shares of common stock from certain stockholders at $0.003 per share. Learn2.com may invoke this right in the event certain outstanding options are exercised. Learn2.com intends to satisfy its obligations to issue shares of common stock upon any exercise of such options by delivering to the exercising optionee(s) shares of treasury stock, thereby resulting in no change in the number of outstanding shares of common stock. All of the 21,250 shares remaining under the Option Share Repurchase Agreement have corresponding option grants.

    Transactions in stock options under the Plans are summarized as follows:

	Option Share Repurchase Agreement	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Balance at December 31, 1996	121,750	$0.990	2,212,826	$5.26
Granted	—	—	267,500	3.12
Exercised	(69,250)	0.083	(95,625)	1.11
Canceled	(1,500)	0.003	(1,343,436)	5.36

Balance at December 31, 1997	51,000	$2.244	1,041,265	$4.96
Granted	—	—	516,825	1.72
Exercised	(41,500)	0.634	(308,115)	2.65
Reassigned	69,000	1.250	(69,000)	1.25
Canceled	(33,000)	3.561	(998,200)	4.90

Balance at December 31, 1998	45,500	$1.250	182,775	$1.44
Granted	—	—	7,686,850	3.60
Assumed	—	—	2,897,147	3.52
Exercised	—	—	(365,013)	1.57
Canceled	(24,250)	1.250	(598,176)	4.47

Balance at December 31, 1999	21,250	$1.250	9,803,583	$3.55

    Transactions in stock options to employees, directors and consultants outside the Plans are summarized as follows:

	Stock Options	Weighted Average Exercise Price
Balance at December 31, 1996	—	$—
Granted	737,500	3.76
Exercised	—	—
Canceled	—	—

Balance at December 31, 1997	737,500	$3.76
Granted	3,056,500	1.98
Exercised	(11,000)	1.32
Canceled	(956,000)	3.26

Balance at December 31, 1998	2,827,000	$2.02
Granted	—	—
Exercised	(1,655,222)	1.99
Canceled	(682,289)	2.04

Balance at December 31, 1999	489,489	$2.08

LEARN2.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 1999

NOTE 11. STOCKHOLDERS' EQUITY (Continued)

    Learn2.com has granted to certain directors options to purchase common stock under the Learn2.com Inc. Amended and Restated 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") with vesting over four years. In 1998, 65,000 shares outstanding under the Directors' Plan were cancelled in exchange for new options granted outside this plan. All of the 125,000 shares authorized under the Directors' Plan were deregistered. At December 31, 1999, no options were outstanding.

    In May 1998, Learn2.com exchanged with two board members their options to purchase 715,000 shares of common stock for 765,000 shares of common stock for $0.01 per share. Learn2.com recognized a compensation charge of $1,377,000 related to this stock issuance.

    In February 1999, three members of the Board of Directors exercised options to purchase 960,000 shares of common stock for an aggregate amount of approximately $1.9 million. In connection with these exercises, Learn2.com received promissory notes from these directors in the approximate amount of $1.7 million. Pursuant to the notes, Learn2.com has full recourse in the event of default.

    On February 16, 1999, options to purchase 1,818,500 shares of Learn2.com's common stock were granted to certain employees of Street Technologies, Inc. as an inducement to retain the services of these employees. These options were all granted at fair market value on the date of grant and vest over a period of three to four years.

    On May 13, 1999, options to purchase 600,000 shares of Learn2.com's common stock were granted to certain employees of Panmedia as an inducement to retain the services of these employees. These options were all granted at fair market value on the date of grant and vest over a period of three to four years.

    On August 23, 1999, options to purchase 3,237,500 shares of Learn2.com's common stock were granted to certain employees of ViaGrafix as an inducement to retain the services of these employees. These options were all granted at fair market value on the date of acquisition by Learn2.com and vest over a period of four years.

    The following table summarizes information about the Plans and non-plan stock options outstanding at December 31, 1999:

	Total options outstanding			Total options exercisable
Range of exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number Exercisable	Weighted average exercise price
$0.02-$3.00	2,206,600	5.6	$2.02	1,756,331	$1.87
$3.00-$5.00	6,735,252	7.1	3.30	117,876	3.46
$5.01-$9.00	1,364,970	5.8	6.64	322,611	6.99
$9.00-$11.50	7,500	0.2	11.50	7,500	11.50

	10,314,322	6.6	$3.48	2,204,318	$2.74

    Options vest over varying time periods ranging from zero to six years. During 1998, 527,500 outstanding options were repriced at the then current market value. Such options are included in both the granted and canceled options reported in the above schedule. In 1999, Learn2.com terminated the Employee Stock Purchase Plan.

    Learn2.com adopted SFAS No. 123, "Accounting for Stock Based Compensation", during 1996 and elected to continue to apply the intrinsic value method provided under APB Opinion No. 25 and related interpretations in accounting for its stock based compensation plans described above. If compensation costs for Learn2.com's stock-based compensation plans had been determined under the fair value method, Learn2.com's net loss available to common shareholders per share would have been increased to the pro forma amounts indicated below:

		1999	1998	1997
Net loss (in thousands)	As Reported	$(41,036)	$(16,428)	$(22,412)
	Pro form	(54,490)	(19,177)	(25,421)
Basic and diluted loss per common share	As Reported	$(1.06)	$(0.92)	$(1.47)
	Pro forma	(1.40)	(1.07)	(1.67)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 67 to 211 percent; risk free interest rates of 5.2 to 6.5 percent; and variable expected lives of zero, two and one-half, three and five years, depending on the characteristics of the individual grants. The pro forma amounts are based upon assumptions that Learn2.com's management believes are reasonable; however, Learn2.com has a relatively short history on which to base these estimates. The assumptions used in option pricing models significantly affect the estimated value of stock benefits and, accordingly, the pro forma amounts do not purport to represent Learn2.com's results of operations for any future period.

Warrants

    In May 1998, in connection with the private placements (See Note 4), Learn2.com issued warrants to purchase 675,000 and 1,375,000 shares of common stock at an exercise price of $0.01 per share. Learn2.com allocated approximately $1,200,000 and $2,500,000, respectively, of the total proceeds of $10,000,000 to these warrants. All of the warrants were exercised in June 1998. In connection with the exchange of the Notes (See Note 4) issued in the above mentioned private placement, Learn2.com issued additional warrants to purchase 1,125,000 shares of common stock at an exercise price of $0.01 per share. In 1999 and 1998, 750,000 and 375,000 shares of common stock were issued upon the exercise of these warrants, respectively.

    In December 1998, as part of the stock subscription agreement between Learn2.com and Fletcher (See Note 4), Learn2.com issued rights to purchase an additional 100,000 and 650,000 shares of common stock for $0.01 and $4.50 per share, respectively. In January 1999, the above agreement was amended and a new right was granted to Fletcher for an additional 100,000 shares of common stock for $0.01 per share. As of December 31, 1999, 650,000 shares, exercisable at $4.50 per share remain outstanding.

    In connection with the acquisition of Street Technologies, Inc., Learn2.com assumed the liability for an outstanding warrant of Street Technologies, Inc. for 36,081 shares of Learn2.com's common stock with a converted exercise price of $2.77 per share. As of December 31, 1999, this warrant remains outstanding.

    Learn2.com entered into certain advisory service agreements in 1999 and issued warrants totaling 1,000,000 shares of Common Stock with exercise prices ranging from $3.00 to $7.50 per share. The warrant expense is being amortized over the lives of the agreements ranging from six to eighteen months. As of December 31, 1999 all of these warrants were outstanding.

    In May, 1999, as part of a settlement of litigation, Learn2.com issued warrants to purchase 25,126 shares of Common Stock with an exercise price of $5.97. The value of the warrant was immediately expensed. As of December 31, 1999, all of these warrants remain outstanding.

NOTE 12. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

    SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off balance sheet and credit risk concentration. Learn2.com has no significant off-balance-sheet concentration of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject Learn2.com to credit risk are accounts receivable. Learn2.com places its temporary cash in financial institutions. No customer represented greater than 10% of net revenues in 1999 and two and one customers represented approximately 43% and 27% of Learn2.com's total net revenues for 1998 and 1997, respectively.

    Learn2.com does not require collateral from its customers. Its credit policy is in accordance with normal industry trade and credit terms. Credit losses relating to Learn2.com's customers have not been significant.

NOTE 13. EMPLOYEE BENEFIT PLANS

    Learn2.com sponsors 401(k) plans for its employees allowing employees that qualify for participation under the plans to contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit determined by the Internal Revenue Service. Learn2.com matched participant contributions 50% up to a maximum of 6% of a participant's salary. For the years ended December 31, 1999, 1998 and 1997, Learn2.com made contributions to the plans of approximately $104,000, $148,000 and $220,000, respectively. Learn2.com does not provide any post-retirement benefits other than the 401(k) plans.

NOTE 14. COMMITMENTS AND CONTINGENCIES

(a) Leases

    The Company leases office facilities in New York, Colorado and California and certain office equipment under operating leases that expire at various dates through 2004. Rental expense for operating leases amounted to $397,000, $462,000 and $911,000 for 1999, 1998 and 1997, respectively.

    Minimum payments under leases expiring subsequent to December 31, 1999 are as follows (in thousands):

Year	Capital Leases	Operating Leases
2000	$9	$564
2001	9	610
2002	9	610
2003	6	455
2004	—	150

Total	33	2,389
Less amount representing interest	(7)	—

Present value of minimum lease payments	$26	$2,389

(b) Legal

    On May 22, 1998, a lawsuit was filed as a putative class action against Learn2.com's ViaGrafix subsidiary and certain of its officers and directors claiming violations of the Securities Act of 1933 for alleged misrepresentations and omissions in the prospectus issued in connection with ViaGrafix's initial public offering made in March 1998. Learn2.com believes the lawsuit is without merit.

    Learn2.com is involved in other claims and lawsuits that are generally incidental to its business. Learn2.com is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 15. INDUSTRY SEGMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS NO. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has determined that it does not have any separately reportable business segments as Learn2.com operates in one segment considered to be sales of learning and training products.

NOTE 16. SUBSEQUENT EVENTS

(a) Sale of Design CAD Software Product Line

    On March 8, 2000, Learn2.com sold the DesignCAD(TM) software product line to Websoft, Inc., a privately held company, the president of which is a former employee of Learn2.com, for $800,000 in cash.

(b) Debenture Financing

    On March 10, 2000, we entered into a Securities Purchase Agreement with RGC International Investors LDC which provides for the issuance of a $10.0 million 6% convertible debenture to RGC due March 10, 2003 that may be converted after one year, into 1,666,667 shares of common stock. The debenture is convertible at any time after one year, in whole or in part, at the option of the holder at a conversion price of $6.00 per share (approximated the market value of our common stock on March 10, 2000) and is subject to anti-dilution provisions. Under certain conditions, the debenture automatically converts after one year. The conversion price of the debenture may also be reset to the market value of our common stock on the first and second anniversary of the convertible debenture if the price of our common stock declines below the initial or adjusted conversion price on such anniversaries. Under certain conditions, we have the right to redeem the debenture. In addition, we granted RGC a five year warrant to purchase 337,268 shares of our common stock exercisable at $7.41 per share. The value of this warrant will be recorded as debt discount and amortized over the life of the related debt.