Form 10-Q
period 2000-03-31
LEARN2 COM INC
filed 2000-05-12
CIK 920038

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transitional Period from                to

Commission File Number 0-24936

LEARN2.COM, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or other Jurisdiction of Incorporation or Organization)	75-2480669 (I.R.S. Employer Identification No.)
1311 MAMARONECK AVENUE, SUITE 210 WHITE PLAINS, NEW YORK (Address of Principal Executive Offices)	10605 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 682-4300

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the registrant's common stock outstanding as of May 5, 2000 was approximately 52,769,886.

Learn2.com, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2000

Index

		PAGE NO.
PART I FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.
	Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999.	2
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999.	3
	Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2000.	4
	Notes to Condensed Consolidated Financial Statements.	5-6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	7-10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	10
PART II OTHER INFORMATION
Item 1.	Legal Proceedings.	11
Item 2.	Changes in Securities and Use of Proceeds.	11
Item 5.	Other Information.	11
Item 6.	Exhibits and Reports on Form 8-K.	11
SIGNATURE		12

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Learn2.com, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2000	December 31, 1999
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,722	$7,228
Short-term investments	407	902
Accounts receivable, net of allowances of $1,958 and $1,662	2,897	3,152
Inventories	685	797
Other current assets	1,440	1,549

Total current assets	19,151	13,628
Fixed assets, net of accumulated depreciation of $1,808 and $1,605	4,959	4,547
Capitalized software, net of accumulated amortization of $2,398 and $1,909	16,534	16,911
Intangible assets, net of accumulated amortization of $1,343 and $923	14,836	15,257
Goodwill, net of accumulated amortization of $1,127 and $796	23,985	25,112
Other assets	538	170

Total assets	$80,003	$75,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,503	$3,135
Accrued expenses and other current liabilities	4,168	5,352

Total current liabilities	6,671	8,487
Other liabilities	632	624
Convertible debenture	9,020	—

Total liabilities	16,323	9,111
Stockholders' equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized; 52,654,565 and 51,715,739 shares issued and outstanding in 2000 and 1999, respectively.	527	517
Additional paid-in capital	196,704	193,700
Notes and accounts receivable from directors	(1,687)	(1,687)
Accumulated deficit	(131,864)	(126,016)

Total stockholders' equity	63,680	66,514

Total liabilities and stockholders' equity	$80,003	$75,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

Learn2.com, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2000	March 31, 1999
Net revenues	$6,446	$1,025
Cost of revenues	1,767	186

Gross profit	4,679	839
Operating expenses:
Research and product development	2,138	592
Sales and marketing	4,539	515
General and administrative	2,520	747
Depreciation and amortization	1,443	379
Restructuring charges	—	2,493
Acquired in-process technology	—	9,677

Total operating expenses	10,640	14,403

Operating loss	(5,961)	(13,564)
Interest and other, net	113	(41)

Net loss	$(5,848)	$(13,605)

Basic and diluted loss per common share	$(0.11)	$(0.47)

Weighted average basic and diluted shares outstanding	52,318,737	28,707,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

Learn2.com, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2000	March 31, 1999
Cash flows from operating activities:
Net loss	$(5,848)	$(13,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,443	379
Non-cash compensation and interest expense	424	185
Loss on sale of assets	14	—
Restructuring charges	—	2,493
Write-off of acquired in-process technology	—	9,677
Other	—	115
Change in operating assets and liabilities	(1,546)	261

Net cash used in operating activities	(5,513)	(495)
Cash flows from investing activities:
Proceeds from sale of assets	800	—
Acquisition, net of cash acquired	—	65
Proceeds from sale of short-term investments	495	—
Capitalized content development costs	(84)	(96)
Capital expenditures	(642)	(108)

Net cash provided by (used in) investing activities	569	(139)
Cash flows from financing activities:
Principal payments under capital lease obligations	—	(51)
Proceeds from issuance of convertible debenture and warrant	10,000	—
Deferred financing costs	(422)	—
Other	—	(1)
Issuance of common stock under stock option and stock purchase plans	1,860	248

Net cash provided by financing activities	11,438	196

Net increase (decrease) in cash and cash equivalents	6,494	(438)
Cash and cash equivalents, beginning of period	7,228	11,313

Cash and cash equivalents, end of period	$13,722	$10,875

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$5
Schedule of noncash financing activities:
Conversion of notes payable into common stock	$—	$573
Notes and account receivable received upon exercise of stock options	—	1,934
Warrant issued as a result of financing	1,000	—
Detail of Street Technologies, Inc. acquisition:
Fair value of assets acquired	$—	$39,557
Liabilities assumed	—	(3,133)
Common stock issued	—	(14,845)
Preferred stock issued	—	(21,644)

Acquisition costs net of cash acquired	—	(65)
Cash acquired in acquisition	—	774

Total acquisition costs	$—	$709

The accompanying notes are an integral part of these condensed consolidated financial statements.

Learn2.com, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Common Stock Total Shares	Common Stock Total Amount	Additional Capital	Notes Receivable from Directors	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 1999	51,715,739	$517	$193,700	$(1,687)	$(126,016)	$66,514
Warrant issued in connection with convertible note	—	—	1,000	—	—	1,000
Common stock issued under stock option plans	938,826	10	1,850	—		1,860
Other	—	—	154	—	—	154
Net loss	—	—	—	—	(5,848)	(5,848)

Balance at March 31, 2000	52,654,565	$527	$196,704	$(1,687)	$(131,864)	$63,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

Learn2.com, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

    Learn2.com, Inc. together with its subsidiaries ("Learn2.com") provides e-learning solutions for corporate, government and individual clients. Its offerings include engaging physical and online learning and training products and comprehensive services designed to solve its customers' problems. Through our subsidiary, eTracks.com, Inc., we provide permission e-mail marketing and tracking services to companies that engage in commerce and advertising on the Internet as well as other companies that have a need for these services.

Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conforming with generally accepted accounting principles applicable to interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

    The accompanying financial statements should be read in conjunction with the consolidated financial statements and related notes included in Learn2.com's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to the prior year's financial statements to conform to the current period presentation.

Management Use of Estimates

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

Recent Accounting Pronouncements

    In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." The Statement defers for one year the effective date of SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities", which was issued in June 1998 and established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 will not have a material impact on Learn2.com's results of operations.

    In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges." In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 100 expresses the views of the

SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of the implementation of SAB No. 101 with earlier application encouraged. Management has concluded that the implementation of these SABs does not have a material impact on its financial position or its results of operations.

NOTE 2—CONVERTIBLE DEBENTURE

    On March 10, 2000, Learn2.com sold a three year $10.0 million 6% convertible debenture and a warrant to purchase 337,268 shares of common stock to an investor. The debenture is convertible into 1,666,667 shares of common stock and is convertible, in whole or in part, at the option of the holder at a conversion price of $6.00 per share (which approximated the market value of our common stock on March 10, 2000) and is subject to anti-dilution provisions. Under certain conditions, the debenture automatically converts after one year. The conversion price of the debenture may be reset to the market value of our common stock on the first and second anniversary of the convertible debenture if the price of our common stock declines below the initial or adjusted conversion price on such anniversaries. In the event that a reduction in the conversion price does occur, Learn2.com will be required to record additional interest expense as a result of this beneficial conversion feature.

    The warrant to purchase 337,268 shares of our common stock is exercisable at $7.41 per share and is exercisable for a five-year period. The fair value of the warrant of approximately $1.0 million has been recorded as a debt discount to be amortized over the life of the related debt.

NOTE 3—SALE OF DESIGN CAD SOFTWARE PRODUCT LINE

    On March 8, 2000, Learn2.com sold the DesignCAD(TM) software product line for $800,000 in cash to Websoft, Inc., a privately held company, the president of which is a former employee of Learn2.com. Learn2.com recognized a loss on this transaction of approximately $14,000 which is included in interest and other, net in the condensed consolidated statement of operations for the three months ended March 31, 2000.

NOTE 4—LEGAL

    On May 22, 1998, a lawsuit was filed as a putative class action against Learn2.com's ViaGrafix subsidiary and certain of its officers and directors claiming violations of the Securities Act of 1933 for alleged misrepresentations and omissions in the prospectus issued in connection with ViaGrafix's initial public offering made in March 1998. Learn2.com believes the lawsuit is without merit.

    Learn2.com is involved in other claims and lawsuits that are generally incidental to its business. Learn2.com is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on Learn2.com's consolidated financial position, results of operations or cash flows.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Learn2.com's Annual Report on Form 10-K for the year ended December 31, 1999.

    In order to keep our stockholders informed of Learn2.com's future plans and objectives, this Quarterly Report on Form 10-Q and other reports and statements issued by Learn2.com from time-to-time contain, among other things, certain statements concerning Learn2.com's future plans, objectives, performance, intentions and expectations that are or may be deemed to be "forward-looking statements". For example, the words "believe," "expect," "anticipate," "project" and similar expressions, this should alert you that this is a forward-looking statement. Forward-looking statements speak only as of the date the statement is made. Learn2.com's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement.

    Although Learn2.com believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause Learn2.com's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These factors include among others, Learn2.com's ability to complete new products at planned costs and on planned schedules, Learn2.com "s ability to attract and retain strategic partners and consummate acquisitions, Learn2.com's ability to leverage intangible assets in its technology, and Learn2.com's ability to maintain a sufficient level of financing for its business strategy. Additional factors that are beyond Learn2.com's control and could influence results include market acceptance of Learn2.com's products and services and adoption of the Internet as a medium of commerce and communication. See the discussion of Learn2.com's business and a description of the various factors that could materially affect the ability of Learn2.com to achieve the anticipated results described in the forward-looking statements which are included in Item 1 of Learn2.com's Annual Report on Form 10-K for the year ended December 31, 1999.

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

    Our goal is to become the world's leading provider of engaging e-learning products and services. We intend to attain that goal by focusing on four primary objectives: creating a trusted brand, developing and owning creative and engaging content, enhancing our patented state-of-the-art technologies and offering custom services to meet the needs of our clients. In 1999, we changed our company's name from 7th Level, Inc. to Learn2.com, Inc. in order to create a single recognized brand which more closely aligned our corporate identity with new product and service offerings.

    Our reported results of operations for all periods prior to August 23, 1999 do not reflect the results of ViaGrafix and prior to February 16, 1999 do not reflect the results of Street Technologies, Inc. Consequently, the results prior to these dates are not reflective of our operations and financial position as presently constituted.

REVENUES

    Revenues increased $5.4 million or 529% to $6.4 million for the three months ended March 31, 2000, compared to $1.0 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, Web related revenues were $3.5 million. Sales of physical training products sold through other channels were $2.5 million and software sales related to our CAD product line, which was sold in March 2000 were $400,000. Revenues for the three months ended March 31, 1999 included Web related revenues of $800,000 and revenue related to our legacy entertainment business of $200,000.

COST OF REVENUES

    Cost of revenues for the three months ended March 31, 2000 was $1.8 million or 27% of net revenues compared to $186,000 or 18% of net revenues for the three months ended March 31, 1999. The total cost of sales as a percentage of revenues fluctuated from year to year as a result of significant differences in the composition of revenues.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

    Research and product development expenses were $2.1 million for the three months ended March 31, 2000 compared to $592,000 for the three months ended March 31, 1999. Research and product development expenses relate to the development and enhancement of our technologies, multimedia tutorials, Website development and product design. The 2000 amount includes the research and product development expenses of the combined companies for the entire quarter, whereas the 1999 amounts do not include ViaGrafix and include only six weeks of operations of Street Technologies, Inc. We believe that significant investment in research and product development is required to remain competitive in our markets and anticipate increased spending for research and product development in future periods.

SALES AND MARKETING

    Sales and marketing expenses were $4.5 million for the three months ended March 31, 2000, compared to $515,000 for the three months ended March 31, 1999. Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses and costs of marketing materials. The 2000 amount includes the sales and marketing expenses of the combined companies for the entire quarter, whereas the 1999 amounts do not include ViaGrafix and include only six weeks of operations of Street Technologies, Inc. As a result, the overall increase is attributable primarily to increased sales and marketing personnel, the product launch of the Learn2.com SmartCard™, costs for cooperative, print media and other product related advertising and the continued branding of the Learn2.com name. We anticipate sales and marketing expenses to remain high in our continued effort to achieve growth in sales and brand awareness.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $2.5 million for the three months ended March 31, 2000, compared to $747,000 for the three months ended March 31,1999. General and administrative expenses consist primarily of personnel related costs, occupancy costs and professional service fees. The 2000 amount includes the general and administrative expenses of the combined companies for the entire quarter, whereas the 1999 amounts do not include ViaGrafix and include only six weeks of operations of Street Technologies, Inc.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses were $1.4 million for the three months ended March 31, 2000 and $379,000 for the three months ended March 31, 1999. The 2000 expenses included approximately $230,000 of depreciation on fixed assets, $461,000 of amortization of capitalized content development and $752,000 of amortization of goodwill and intangible assets related to the Street Technologies, Inc. and ViaGrafix acquisitions. The 1999 expenses included $140,000 of depreciation on fixed assets, $35,000 for amortization on computer software and $204,000 related to the amortization of goodwill and intangible assets related to the acquisition of Street Technologies, Inc.

RESTRUCTURING CHARGES

    Restructuring charges for the three months ended March 31, 1999 were approximately $2.5 million and were related to our business combination with Street Technologies, Inc. The charges were comprised of $1.4 million related to the write-off of redundant assets, $493,000 related to excess office space and other costs and $600,000 in employee severance costs.

ACQUIRED IN-PROCESS TECHNOLOGY

    In connection with our acquisition of Street Technologies, Inc., we allocated $9.7 million of the purchase price to acquired in-process technology. Accordingly these costs were expensed as of the acquisition date. Amounts allocated to acquired in-process technology relate to projects that had not yet reached technological feasibility and that, until completion of development, had no alternative future use. The technologies acquired in this transaction will continue to require substantial additional development.

INTEREST AND OTHER INCOME

    Interest and other was approximately $113,000 of income compared to $41,000 of expense for the three months ended March 31, 2000 and 1999, respectively. The 2000 amount primarily included interest income of $194,000 partially offset by $65,000 related to interest expense on the convertible debenture, warrant and related deferred financing along with a $14,000 loss on the sale of the Design CAD Software product line. The 1999 expenses primarily included $142,000 of interest income offset by interest expense of $176,000.

NET LOSS

    The net loss was $5.8 million for the three months ended March 31, 2000, compared to $13.6 million for the three months ended March 31, 1999. The results for the three months ended March 31, 1999 include costs related to our acquisition of Street Technologies, Inc. including $9.7 million of acquired in-process technology and $2.5 million of restructuring charges.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception we have financed our operations primarily through private placements of equity and debt securities and public offerings of our common stock.

    Net cash used in operating activities was $5.5 million. Cash used in operating activities resulted primarily from our net loss, an overall decrease in operating assets and liabilities, partially offset by increases from non-cash charges.

    Net cash provided by investing activities was $569,000. This represented cash acquired from the sale of assets of $800,000 and $495,000 of proceeds from the sale of short-term investments, offset by capitalized content development costs of $84,000, and capital expenditures of $642,000.

    Net cash provided by financing activities was $11.4 million and consisted primarily of proceeds from the issuance of a convertible debenture of approximately $10.0 million (as described below), the issuance of common stock under stock option plans of $1.9 million partially offset by deferred financing costs related to the convertible debentures of $422,000. As of March 31, 2000, we had $13.7 million of cash and cash equivalents. In addition, we had $407,000 of investments in marketable securities. As of March 31, 2000, our commitments consisted primarily of obligations under operating leases. Although we have no material commitments for capital expenditures, we anticipate that we will experience a substantial increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. Additionally, we will continue to evaluate possible acquisitions of products and technologies that are complementary to ours, which may require the use of cash. Further, we currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will continue to utilize our cash resources.

    We believe that our existing cash and cash equivalents and investments in marketable securities will allow us to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

    On March 10, 2000, Learn2.com sold a three year $10.0 million 6% convertible debenture and a warrant to purchase 337,268 shares of common stock to an investor. The debenture is convertible into 1,666,667 shares of common stock and is convertible, in whole or in part, at the option of the holder at a conversion price of $6.00 per share (which approximated the market value of our common stock on March 10, 2000) and is subject to anti-dilution provisions. Under certain conditions, the debenture automatically converts after one year. The conversion price of the debenture may be reset to the market value of our common stock on the first and second anniversary of the convertible debenture if the price of our common stock declines below the initial or adjusted conversion price on such anniversaries. In the event that a reduction in the conversion price does occur, Learn2.com will be required to record additional interest expense as a result of this beneficial conversion feature.

    The warrant to purchase 337,268 shares of our common stock is exercisable at $7.41 per share and is exercisable for a five-year period. The fair value of the warrant of approximately $1.0 million has been recorded as a debt discount to be amortized over the life of the related debt.

YEAR 2000 COMPLIANCE

    To date, our systems and software have not experienced any material disruption due to the onset of the Year 2000 and we have completed our Year 2000 preparedness activities. However, we cannot be sure that we will not experience disruptions in the future as a consequence of any Year 2000 bugs. We do not believe the potential exposure will be material.

NEW ACCOUNTING PRONOUNCEMENTS

    We continually assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the condensed consolidated financial statements included herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    Not applicable.

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

Item 2.  Changes in Securities and Use of Proceeds.

    On March 10, 2000, Learn2.com sold a three year $10.0 million 6% convertible debenture and a warrant to purchase 337,268 shares of common stock to an investor. The debenture is convertible into 1,666,667 shares of common stock and is convertible, in whole or in part, at the option of the holder at a conversion price of $6.00 per share (which approximated the market value of our common stock on March 10, 2000) and is subject to anti-dilution provisions. Under certain conditions, the debenture automatically converts after one year. The conversion price of the debenture may be reset to the market value of our common stock on the first and second anniversary of the convertible debenture if the price of our common stock declines below the initial or adjusted conversion price on such anniversaries. In the event a reduction in the conversion price does occur, Learn2.com will be required to record additional interest expense as a result of this beneficial conversion feature.

    The warrant to purchase 337,268 shares of our common stock is exercisable at $7.41 per share and is exercisable for a five-year period. The fair value of the warrant of approximately $1.0 million has been recorded as a debt discount to be amortized over the life of the related debt.

Item 5.  Other Information.

    In April 2000, the Board of Directors approved the election of S. Lee Kling as director of Learn2.com.

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits.

  27.
  Financial Data Schedule

    (b) Reports on Form 8-K.

    The following reports on Form 8-K were filed during the quarter.

        A Current Report on Form 8-K/A dated November 9, 1999 was filed with the Securities and Exchange Commission by Learn2.com, Inc. on February 22, 2000 following the acquisition of Viagrafix Corporation to report a change in the accompanying treatment of the transaction from pooling-of-interest to purchase accounting.

        A Current Report on Form 8-K dated March 10, 2000 was filed with the Securities and Exchange Commission by Learn2.com, Inc. announcing the issuance to RGC International Investors, LDC of a $10.0 million 6% Convertible Debenture due March 10, 2003, convertible into Learn2.com, Inc.'s common stock at a price of $6.00 per share, and a warrant to purchase a total of 337,268 shares of Learn2.com, Inc.'s common stock at an initial exercise price of $7.41 per share.

12

LEARN2.COM, INC.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEARN2.COM, INC.
Date: May 12, 2000	By:	/s/ MARC E. LANDY Marc E. Landy Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

QuickLinks

Index
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURE