Form 10-Q
period 2000-06-30
LEARN2 COM INC
filed 2000-08-11
CIK 920038

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/  No / /

    The number of shares of the registrant's common stock outstanding as of August 7, 2000 was approximately 52,927,187.

Learn2.com, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2000
Index

		PAGE NO.
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999	2
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (unaudited)	4
	Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2000 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6-7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities and Use of Proceeds	14
Item 6.	Exhibits and Reports on Form 8-K	14
SIGNATURE		15

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Learn2.com, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2000	December 31, 1999
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,236	$7,228
Short-term investments	—	902
Accounts receivable, net of allowances of $1,228 and $1,662, respectively	3,086	3,152
Inventories	544	797
Other current assets	1,134	1,549

Total current assets	17,000	13,628
Fixed assets, net of accumulated depreciation of $1,917 and $1,605, respectively	4,715	4,547
Capitalized software, net of accumulated amortization of $2,844 and $1,909, respectively	16,015	16,911
Intangible assets, net of accumulated amortization of $1,764 and $923, respectively	14,419	15,257
Goodwill, net of accumulated amortization of $1,426 and $796, respectively	23,746	25,112
Other assets	431	170

Total assets	$76,326	$75,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,341	$3,135
Accrued expenses and other current liabilities	3,916	5,352

Total current liabilities	7,257	8,487
Other liabilities	415	624
Convertible debenture, net of unamortized debt discount of $897	9,103	—

Total liabilities	16,775	9,111
Stockholders' equity:
Common stock, par value $0.01 per share, 100,000,000 shares Authorized; 52,877,241 and 51,715,739 shares issued and Outstanding in 2000 and 1999, respectively.	529	517
Additional paid-in capital	197,569	193,700
Notes and accounts receivable from directors	(1,687)	(1,687)
Accumulated deficit	(136,860)	(126,016)

Total stockholders' equity	59,551	66,514

Total liabilities and stockholders' equity	$76,326	$75,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

Learn2.com, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Six Months Ended June 30, 2000	Six Months Ended June 30, 1999	Three Months Ended June 30, 2000	Three Months Ended June 30, 1999
Net revenues	$13,530	$2,816	$7,084	$1,791
Cost of revenues	3,694	626	1,927	440

Gross profit	9,836	2,190	5,157	1,351
Operating expenses:
Research and product development	4,048	1,565	1,910	973
Sales and marketing	8,466	1,746	3,927	1,231
General and administrative	4,716	1,718	2,196	971
Depreciation and amortization	2,827	989	1,384	610
Non-recurring costs	641	277	641	277
Restructuring charges	—	2,493	—	—
Acquired in-process technology	—	9,677	—	—

Total operating expenses	20,698	18,465	10,058	4,062

Operating loss	(10,862)	(16,275)	(4,901)	(2,711)
Interest and other, net	18	76	(95)	117

Net loss	$(10,844)	$(16,199)	$(4,996)	$(2,594)

Basic and diluted loss per common share	$(0.21)	$(0.53)	$(0.09)	$(0.08)

Weighted average basic and diluted shares outstanding	52,522,456	30,715,327	52,726,175	32,641,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

Learn2.com, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2000	June 30, 1999
Cash flows from operating activities:
Net loss	$(10,844)	$(16,199)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	2,827	989
Non-cash warrant expense and interest expense	940	185
Restructuring charges	—	2,493
Write-off of acquired in-process technology	—	9,677
Other	14	57
Change in operating assets and liabilities	(789)	(1,059)

Net cash used in operating activities	(7,852)	(3,857)
Cash flows from investing activities:
Proceeds from sale of assets	1,547	—
Acquisition, net of cash acquired	—	(8)
Proceeds from sale of short-term investments	902	—
Capital expenditures	(1,482)	(781)

Net cash provided by (used in) investing activities	967	(789)
Cash flows from financing activities:
Dividends distributed	—	(185)
Proceeds from issuance of convertible debenture and warrant	10,000	—
Principal payments under capital lease obligations	—	(128)
Deferred financing costs	(382)	—
Issuance of common stock under stock option and stock purchase plans and exercises of warrants	2,275	535

Net cash provided by financing activities	11,893	222

Net increase (decrease) in cash and cash equivalents	5,008	(4,424)
Cash and cash equivalents, beginning of period	7,228	11,313

Cash and cash equivalents, end of period	$12,236	$6,889

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$7
Schedule of noncash financing activities:
Conversion of notes payable into common stock	$—	$573
Notes and account receivable received upon exercise of stock options	—	1,687
Warrant issued as a result of financing	1,000	—
Debt discount	(1,000)	—
Detail of Street Technologies, Inc. acquisition:
Total assets acquired	$—	$40,404
Common and Preferred stock issued	—	36,489
Assumed liabilities	—	3,133
Acquisition costs	—	782

Total	$—	$40,404

Less: acquisition costs	—	(782)
Cash acquired in acquisition	—	774

Net cash utilized in acquisitions, net of acquisition costs	$—	$(8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Learn2.com, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity

(in thousands, except share data)
(unaudited)

	Common Stock Total Shares	Common Stock Total Amount	Additional Paid in Capital	Notes Receivable From Directors	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 1999	51,715,739	$517	$193,700	$(1,687)	$(126,016)	$66,514
Warrants issued	—	—	1,383	—	—	1,383
Common stock issued under stock option plans	1,161,502	12	2,263	—	—	2,275
Other			223			223
Net loss	—	—	—	—	(10,844)	(10,844)

Balance at June 30, 2000	52,877,241	$529	$197,569	$(1,687)	$(136,860)	$59,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Learn2.com, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

    Learn2.com, Inc. together with its subsidiaries ("Learn2.com") is a Learning Service Provider ("LSP") for corporate, government and individual clients. Our offerings include engaging physical and online learning and training products and comprehensive services designed to solve our customers' problems. We provide permission e-mail marketing and tracking services to companies that engage in commerce and advertising on the Internet as well as other companies that have a need for these services.

Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

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

Recent Accounting Pronouncements

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." The Statement defers for one year the effective date of SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities", which was issued in June 1998 and established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 will not have a material impact on Learn2.com's results of operations.

    In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Management is currently evaluating the impact of adopting this SAB, but does not believe that this SAB will have a material impact on its financial position or its results of operations.

NOTE 2—CONVERTIBLE DEBENTURE

    On March 10, 2000, Learn2.com sold a three year $10.0 million 6% convertible debenture and a warrant to purchase 337,268 shares of common stock to an investor.

    The debenture is convertible into 1,666,667 shares of common stock and is convertible, in whole or in part, at the option of the holder at a conversion price of $6.00 per share (which approximated the market value of Learn2.com's common stock on March 10, 2000) and is subject to anti-dilution provisions. Under certain conditions, the debenture automatically converts after one year. The conversion price of the debenture may be reset to the market value of Learn2.com's common stock on the first and second anniversary of the convertible debenture if the price of the Company's common stock declines below the initial or adjusted conversion price on such anniversaries. In the event that a reduction in the conversion price does occur, Learn2.com will be required to record additional interest expense as a result of this beneficial conversion feature.

    The warrant to purchase 337,268 shares of Learn2.com's common stock is exercisable at $7.41 per share and is exercisable for a five-year period. The fair value of the warrant of approximately $1.0 million has been recorded as a debt discount to be amortized over the life of the related debt.

NOTE 3—SALE OF DESIGN CAD SOFTWARE PRODUCT LINE

    On March 8, 2000, Learn2.com sold the DesignCAD(TM) software product line for $800,000 in cash to Websoft, Inc., a privately held company, the president of which is a former employee of Learn2.com. Learn2.com recognized a loss on this transaction of approximately $14,000 which is included in interest and other, net in the condensed consolidated statement of operations for the six months ended June 30, 2000.

NOTE 4—LEGAL

    On May 22, 1998, a lawsuit was filed as a putative class action against Learn2.com's subsidiary ViaGrafix and certain of its officers and directors claiming violations of the Securities Act of 1933 for alleged misrepresentations and omissions in the prospectus issued in connection with ViaGrafix's initial public offering made in March 1998. Learn2.com believes the lawsuit is without merit.

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

    In order to keep our stockholders informed of Learn2.com's future plans and objectives, this Quarterly Report on Form 10-Q and other reports and statements issued by Learn2.com from time-to-time contain, among other things, certain statements concerning Learn2.com's future plans, objectives, performance, intentions and expectations that are or may be deemed to be "forward-looking statements". For example, the words "believe," "expect," "anticipate," "project" and similar expressions should alert you that this is a forward-looking statement. Forward-looking statements speak only as of the date the statement is made. Learn2.com's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement.

    Although Learn2.com believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause Learn2.com's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These factors include among others, Learn2.com's ability to complete new products at planned costs and on planned schedules, Learn2.com's ability to attract and retain strategic partners and consummate acquisitions, Learn2.com's ability to leverage intangible assets in its technology, and Learn2.com's ability to maintain a sufficient level of financing for its business strategy. Additional factors that are beyond Learn2.com's control and could influence results include market acceptance of Learn2.com's products and services and adoption of the Internet as a medium of commerce and communication. See the discussion of Learn2.com's business and a description of the various factors that could materially affect the ability of Learn2.com to achieve the anticipated results described in the forward-looking statements which are included in Item 1 of Learn2.com's Annual Report on Form 10-K for the year ended December 31, 1999.

OVERVIEW

    Learn2.com is a Learning Service Provider ("LSP") for corporate, government and individual clients. Our offerings include engaging online and physical learning and training products and custom development services. This provides us with a competitive advantage toward becoming the LSP of choice to our customers. Our offerings provide an engaging learning experience to corporate and individual customers through interactive multimedia and animated tutorials and courseware. Our corporate and government customers have access to these high quality tutorials and additional features such as reporting and administration through www.Learn2University.com. Additionally, through www.Learn2.com, visitors can access our Internet e-learning community that offers tips and step-by-step instructions on a broad spectrum of skills, activities and tasks, as well as our multimedia tutorials. Our e-learning products are also available on CD-ROM and video and can be purchased from major retailers nationwide. We provide permission e-mail marketing and tracking services and engage in e-commerce.

    Our goal is to become the world's leading LSP. We intend to attain that goal by focusing on four primary objectives: creating a trusted brand, developing and owning creative and engaging content, enhancing our patented state-of-the-art technologies and offering custom services to meet the needs of our clients. In 1999, we changed our company's name from 7th Level, Inc. to Learn2.com, Inc. in order to create a single recognized brand which more closely aligned our corporate identity with new product and service offerings.

    Our reported results of operations for all periods prior to August 23, 1999 do not reflect the results of ViaGrafix and prior to February 16, 1999 do not reflect the results of Street Technologies, Inc. Consequently, the results prior to these dates are not reflective of our operations and financial position as presently constituted.

REVENUES

    Revenues increased $5.3 million or 296% to $7.1 million for the quarter ended June 30, 2000, compared to $1.8 million for the quarter ended June 30, 1999. For the quarter ended June 30, 2000, revenues consisted of: learning products and services sold or distributed through the Internet of $3.7 million, physical learning products sold through traditional retail channels of $2.0 million, broadcast messaging products and services of $1.3 million and other revenue of $87,000. For the quarter ended June 30, 1999, revenues consisted of approximately $1.2 million of learning products and services sold or distributed through the Internet and $630,000 related to our legacy businesses.

    Revenues increased $10.7 million or 380% to $13.5 million for the six months ended June 30, 2000, compared to $2.8 million for the six months ended June 30, 1999. For the six months ended June 30, 2000, revenue consisted of: learning products and services sold or distributed through the Internet of $6.5 million, physical learning products sold through traditional retail channels of $4.0 million, broadcast messaging products and services of $2.5 million, software sales related to our CAD product line (sold in March 2000) of $400,000 and other revenue of $116,000. In 1999, revenues consisted of $1.7 million of learning products and services sold or distributed through the Internet and $1.1 million related to our legacy businesses.

COST OF REVENUES

    Cost of revenues consists of the expenses associated with the production and shipment of our physical products. In addition, it includes personnel related costs to develop custom courses for specific customers. Cost of revenues for the quarter ended June 30, 2000 was $1.9 million or 27% of net revenues compared to $440,000 or 25% of net revenues for the quarter ended June 30, 1999. Cost of revenues for the six months ended June 30, 2000 was $3.7 million or 27% of net revenues compared to $626,000 or 22% of net revenues for the six months ended June 30, 1999. Cost of revenues as a percentage of net revenues fluctuated from year to year as a result of differences in the composition of revenues.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

    Research and product development expenses were $1.9 million for the quarter ended June 30, 2000 compared to $973,000 for the quarter ended June 30, 1999. For the six months ended June 30, 2000, research and product development expenses were $4.0 million compared to $1.6 million for the six months ended June 30, 1999. Research and product development expenses relate to the development and enhancement of our technologies, content, Website and product design. The 2000 amount includes the research and product development expenses of ViaGrafix and Street Technologies, Inc. for the six months ended, whereas the 1999 amounts do not include ViaGrafix and include the results of Street Technologies, Inc. from February 16, 1999. The overall increase is attributable primarily to costs associated with the production and development of multimedia content.

    We believe that significant investment in research and product development is required to remain competitive. Therefore, we anticipate continued spending for research and product development in future periods.

SALES AND MARKETING

    Sales and marketing expenses were $3.9 million for the quarter ended June 30, 2000, compared to $1.2 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, sales and marketing expenses were $8.5 million compared to $1.7 million for the six months ended June 30, 1999. Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses and costs of marketing materials. The 2000 amount includes the sales and marketing expenses of ViaGrafix and Street Technologies for the six months ended June 30, 2000, whereas the 1999 amounts do not include ViaGrafix and include the results of Street Technologies, Inc. from February 16, 1999. The overall increase is attributable primarily to increased sales and marketing personnel, costs for cooperative, print media and other product related advertising.

    We anticipate sales and marketing expenses to increase in future periods in our continued effort to achieve growth in sales and brand awareness.

GENERAL AND ADMINISTRATIVE EXPENSES

    For the quarter ended June 30, 2000, general and administrative expenses were $2.2 million compared to $971,000 for the quarter ended June 30, 1999. General and administrative expenses were $4.7 million for the six months ended June 30, 2000, compared to $1.7 million for the six months ended June 30, 1999. General and administrative expenses consist primarily of personnel related costs, occupancy costs and professional service fees. The 2000 amount includes the general and administrative expenses of ViaGrafix and Street Technologies for the six months ended June 30, 2000, whereas the 1999 amounts do not include ViaGrafix and include the results of Street Technologies, Inc. from February 16, 1999. The overall increase is attributable primarily to increased personnel costs and professional fees associated with a larger organization.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses were $1.4 million for the quarter ended June 30, 2000 and $610,000 for the quarter ended June 30, 1999. The 2000 expenses included approximately $192,000 of depreciation on fixed assets, $474,000 of amortization of capitalized content development and $718,000 of amortization of goodwill and intangible assets related to the Street Technologies, Inc. and ViaGrafix acquisitions. The 1999 expenses included $81,000 of depreciation on fixed assets, $102,000 for amortization on computer software and $427,000 related to the amortization of goodwill and intangible assets related to the acquisition of Street Technologies, Inc.

    Depreciation and amortization expenses were $2.8 million for the six months ended June 30, 2000 and $989,000 for the six months ended June 30, 1999. The 2000 expenses included approximately $421,000 of depreciation on fixed assets, $935,000 of amortization of capitalized content development and $1.5 million of amortization of goodwill and intangible assets related to the Street Technologies, Inc. and ViaGrafix acquisitions. The 1999 expenses included $216,000 of depreciation on fixed assets, $142,000 for amortization on computer software and $630,000 related to the amortization for goodwill and intangible assets related to the acquisition of Street Technologies, Inc.

RESTRUCTURING CHARGES

    Restructuring charges for the six months ended June 30, 1999 were approximately $2.5 million and were related to our business combination with Street Technologies, Inc. The charges were comprised of $1.4 million related to the write-off of redundant assets, $493,000 related to excess office space and other costs and $600,000 in employee severance costs.

NON-RECURRING COSTS

    During the second quarter of 2000, we recorded a non-recurring charge of $641,000 in additional transition costs associated with the acquisitions of ViaGrafix and Panmedia. During the second quarter of 1999, we completed our merger with Panmedia Corporation through the issuance of 1,543,860 shares of our common stock. We recorded a non-recurring charge of $277,000 for transaction costs associated with the merger.

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

INTEREST AND OTHER INCOME

    Interest and other, net was approximately $95,000 of expense compared to $117,000 of income for the quarter ended June 30, 2000 and 1999, respectively. The 2000 amount consists primarily of interest income of $192,000 offset by $268,000 of interest expense related to the convertible debenture and associated warrant. The 1999 expenses consisted primarily $123,000 of interest income offset by interest expense of $6,000.

    Interest and other net was $18,000 of income for the six months ended June 30, 2000, compared to $76,000 of income for the six months ended June 30, 1999. The 2000 amount consists primarily of interest income of $386,000 offset by $332,000 of interest expense related to the convertible debenture and associated warrant along with a $14,000 loss on the sale of the Design CAD Software product line. The

1999 expenses consisted primarily of $115,000 of interest expense on the conversion of notes payable, and other interest expense of $75,000 offset by $265,000 of interest income.

NET LOSS

    The net loss was $5.0 million for the quarter ended June 30, 2000, compared to $2.6 million for the quarter ended June 30, 1999, due to the factors discussed above. The loss for the net loss was $10.9 million for the six months ended June 30, 2000, compared to $16.2 million for the six months ended June 30, 1999. In addition to the factors discussed above, the results for the six months ended June 30, 1999 include costs related to our acquisition of Street Technologies, Inc. including $9.7 million of acquired in-process technology and $2.5 million of restructuring charges.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception we have financed our operations primarily through private placements of equity and debt securities and public offerings of our common stock.

    Net cash used in operating activities was $7.9 million. Cash used in operating activities resulted primarily from our net loss, a decrease in accrued liabilities, partially offset by increases from non-cash charges.

    Net cash provided by investing activities was $967,000. This represented cash acquired from the sale of assets of $1.5 million and $902,000 of proceeds from the sale of short-term investments, offset by capital expenditures of $1.5 million.

    Net cash provided by financing activities was $11.9 million and consisted primarily of proceeds from the issuance of a convertible debenture of approximately $10.0 million (as described below), the issuance of common stock under stock option plans of $2.3 million offset by deferred financing costs related to the convertible debentures of $382,000. As of June 30, 2000, we had $12.2 million of cash and cash equivalents. As of June 30, 2000, our commitments consisted primarily of obligations under operating leases. Although we have no material commitments for capital expenditures, we anticipate that we will experience a substantial increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. Additionally, we will continue to evaluate possible acquisitions of products and technologies that are complementary to ours, which may require the use of cash. Further, we currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will continue to utilize our cash resources.

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

NEW ACCOUNTING PRONOUNCEMENTS

    We continually assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the notes to the condensed consolidated financial statements included herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    On May 22, 1998 a lawsuit was filed in the United States District Court for the Northern District of Texas by Jonathan L. Gordon, brought as a putative class action against ViaGrafix and certain of its officers and directors claiming violations of the Securities Act of 1933 for alleged misrepresentations and omissions in the Prospectus issued in connection with ViaGrafix's initial public offering made in March 1998. Mr. Gordon and certain others have sought designation as lead plaintiffs in the action. The Company believes the lawsuit is without merit.

    The Company is involved in certain other claims and lawsuits that are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on the Company's financial position, results of operation or cash flows.

Item 2. Changes in Securities and Use of Proceeds.

    In June of 2000, the Board of Directors approved the grant of a warrant to purchase 250,000 shares of common stock at $2.09 per share in connection with the execution of a consulting agreement.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits.

27. Financial Data Schedule

LEARN2.COM, INC.
SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEARN2.COM, INC.
Date: August 11, 2000	By:	/s/ MARC E. LANDY Marc E. Landy Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

QuickLinks

Learn2.com, Inc. Form 10-Q For the Quarterly Period Ended June 30, 2000 Index
Part I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
LEARN2.COM, INC. SIGNATURE