Form 10-Q
period 2000-09-30
LEARN2 COM INC
filed 2000-11-14
CIK 920038

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000 OR
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of the registrant's common stock outstanding as of November 9, 2000 was approximately 52,932,231.

Learn2.com, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2000
INDEX

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (unaudited)	3
	Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2000 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements	5-7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
PART II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Securities Holders	14
Item 6.	Exhibits and Reports on Form 8-K	14

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

Learn2.com, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2000	December 31, 1999
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,080	$7,228
Short-term investments	—	902
Accounts receivable, net of allowances of $585 and $1,662, respectively	3,324	3,152
Inventories	981	797
Other current assets	1,626	1,549

Total current assets	15,011	13,628
Fixed assets, net of accumulated depreciation of $2,236 and $1,605, respectively	5,206	4,547
Capitalized software, net of accumulated amortization of $3,326 and $1,909, respectively	15,775	16,911
Intangible assets, net of accumulated amortization of $2,189 and $923, respectively	14,007	15,257
Goodwill, net of accumulated amortization of $1,758 and $796, respectively	23,716	25,112
Other assets	436	170

Total assets	$74,151	$75,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,452	$3,135
Accrued expenses and other current liabilities	4,602	5,352

Total current liabilities	9,054	8,487
Other liabilities	286	624
Convertible debenture, net of unamortized debt discount of $812	9,188	—

Total liabilities	18,528	9,111

Stockholders' equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized; 52,881,618 and 51,715,739 shares issued and outstanding in 2000 and 1999, respectively.	529	517
Additional paid-in capital	197,573	193,700
Notes and accounts receivable from directors	(1,687)	(1,687)
Accumulated deficit	(140,792)	(126,016)

Total stockholders' equity	55,623	66,514

Total liabilities and stockholders' equity	$74,151	$75,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

Learn2.com, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2000	1999	2000	1999
Net revenues	$20,583	$6,219	$7,053	$3,403
Cost of revenues	5,135	1,147	1,440	521

Gross profit	15,448	5,072	5,613	2,882
Operating expenses:
Research and product development	5,553	2,491	1,506	926
Sales and marketing	12,492	5,246	4,026	3,500
General and administrative	7,100	2,312	2,384	595
Depreciation and amortization	4,332	1,822	1,505	833
Non-recurring costs	641	277	—	—
Restructuring charges	—	3,493	—	999
Acquired in-process technology	—	24,777	—	15,100

Total operating expenses	30,118	40,418	9,421	21,953

Operating loss	(14,670)	(35,346)	(3,808)	(19,071)
Interest and other, net	106	13	125	89

Net loss	$(14,776)	$(35,359)	$(3,933)	$(19,160)

Basic and diluted loss per common share	$(0.28)	$(1.02)	$(0.07)	$(0.45)

Weighted average basic and diluted shares outstanding	52,642,240	34,658,808	52,879,204	42,475,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

Learn2.com, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net loss	$(14,776)	$(35,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,332	1,822
Non-cash warrant expense and interest expense	1,336	407
Minority interest in loss of subsidiary	—	(14)
Bad debt expense	57	37
Restructuring charges	—	3,493
Write-off of acquired in-process technology	—	24,777
Changes in operating assets and liabilities	(1,611)	(853)

Net cash used in operating activities	(10,662)	(5,690)
Cash flows from investing activities:
Proceeds from sale of assets	1,547	—
Cash acquired from acquisition of businesses, net of acquisition costs	—	6,516
Capitalized software costs	(281)	—
Proceeds from sale of short-term investments	902	—
Capital expenditures, net	(2,286)	(1,479)

Net cash (used in) provided by investing activities	(118)	5,037
Cash flows from financing activities:
Proceeds from issuance of convertible debenture and warrant	10,000	—
Deferred financing costs	(347)	—
Proceeds from issuance of notes payable	700	—
Proceeds from issuance of common stock under stock option and stock purchase plans	2,279	1,330
Other	—	(485)

Net cash provided by financing activities	12,632	845

Net increase in cash and cash equivalents	1,852	192
Cash and cash equivalents, beginning of period	7,228	11,313

Cash and cash equivalents, end of period	$9,080	$11,505

Supplemental disclosures of cash flow information:
Cash paid for interest	$7	$21
Schedule of noncash financing activities:
Conversion of notes payable into common stock	$—	$573
Notes and account receivable received upon exercise of stock options	—	1,687
Warrant issued as a result of financing	1,000	—
Debt discount	(1,000)	—
Detail of Street Technologies, Inc. acquisition:
Common and preferred stock issued	$—	$36,489
Assumed liabilities	—	3,133
Acquisition costs	—	782

Total	$—	$40,404

Cash acquired	—	774
Less: acquisition costs	—	(782)

Net cash utilized in acquisition, net of acquisition costs	$—	$(8)

Detail of ViaGrafix Corporation acquisition:
Common stock issued	$—	$56,776
Assumed liabilities	—	1,257
Acquisition costs	—	3,042

Total	$—	$61,075

Cash acquired	—	9,566
Less: acquisition costs	—	3,042

Net cash acquired in acquisition, net of acquisition costs	$—	$6,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

Learn2.com, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Common Stock Total Shares	Common Stock Total Amount	Additional Capital	Notes And Accounts Receivable From Directors	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 1999	51,715,739	$517	$193,700	$(1,687)	$(126,016)	$66,514
Warrants issued	—	—	1,383	—	—	1,383
Common stock issued under stock option plans	1,165,879	12	2,267	—	—	2,279
Other			223			223
Net loss	—	—	—	—	(14,776)	(14,776)

Balance at September 30, 2000	52,881,618	$529	$197,573	$(1,687)	$(140,792)	$55,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

Learn2.com, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

    Learn2.com, Inc. together with its subsidiaries ("Learn2.com") is a Learning Service Provider ("LSP") for corporate, government and individual clients. Our offerings include engaging learning and training products delivered on physical media and online and comprehensive services designed to solve our customers' problems. We also provide permission e-mail marketing and tracking services to companies that engage in commerce and advertising on the Internet as well as other companies that have a need for these services. During the third quarter, as a result of the realignment of the responsibilities of certain senior executives, management began to manage the business in two operating segments: Learning Services and Broadcast Messaging Services.

Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

    The accompanying financial statements should be read in conjunction with the consolidated financial statements and related notes included in Learn2.com's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to the prior year's financial statements to conform to the current period presentation.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

    In June 1999, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, which amended the effective date of SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities. Learn2.com is required to adopt SFAS No. 133 by January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment are elected. Management does not expect adoption of SFAS No. 133 to have a material impact on Learn2.com's financial position or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B to defer the effective date of SAB No. 101 until the fourth quarter of fiscal year 2000. Management is currently evaluating the impact of adopting SAB No. 101 but management does not believe that it will have a material impact on Learn2.com's financial position or results of operations.

    In March 2000, the FASB issued Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25." FIN 44 specifically answers questions on the implementation of APB 25 that were derived from a survey of members of the Emerging Issues Task Force and the task force on stock compensation. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after December 15, 1998. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. Management is currently evaluating the impact, if any, FIN 44 will have on Learn2.com's financial position or results of operations.

NOTE 2—CONVERTIBLE DEBENTURE

    On March 10, 2000, Learn2.com sold a three year $10.0 million 6% convertible debenture and a warrant to purchase 337,268 shares of common stock to an investor.

    The debenture is convertible into 1,666,667 shares of common stock and is convertible, in whole or in part, at the option of the holder at a conversion price of $6.00 per share (which approximated the market value of Learn2.com's common stock on March 10, 2000) and is subject to anti-dilution provisions. Under certain conditions, the debenture automatically converts after one year. The conversion price of the debenture may be reset to the market value of Learn2.com's common stock on each of the first and second anniversaries of the issuance of the convertible debenture if the price of Learn2.com's common stock declines below the initial or adjusted conversion price on such anniversaries. In the event that a reduction in the conversion price does occur, Learn2.com will be required to record additional interest expense as a result of this beneficial conversion feature.

    The warrant to purchase 337,268 shares of Learn2.com's common stock is exercisable for a five-year period at $7.41 per share. The fair value of the warrant of $1.0 million has been recorded as a debt discount to be amortized over the life of the related debt.

NOTE 3—SEGMENT INFORMATION

    Based on the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Learn2.com operates in two principal business segments: Learning Services and Broadcast Messaging Services. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management evaluates the performance of each segment on their respective revenues and gross profits. Learn2.com does not allocate corporate overhead costs between the two segments. Management does not believe that allocating these expenses is material in evaluating each segment's performance.

    Revenue and gross profit by segment are as follows (in thousands):

	For the Nine Months Ended September 30, (unaudited)
	2000			1999
	Learning Services	Broadcast Messaging Services	Total	Learning Services	Broadcast Messaging Services	Total
Revenues	$17,196	$3,587	$20,783	$5,875	$375	$6,250
Intersegment eliminations	—	(200)	(200)	—	(31)	(31)

Revenues from external customers	$17,196	$3,387	$20,583	$5,875	$344	$6,219

Gross profit	$13,756	$1,692	$15,448	$4,888	$184	$5,072

	For the Three Months Ended September 30, (unaudited)
	2000			1999
	Learning Services	Broadcast Messaging Services	Total	Learning Services	Broadcast Messaging Services	Total
Revenues	$6,063	$1,055	$7,118	$3,059	$375	$3,434
Intersegment eliminations	—	(65)	(65)	—	(31)	(31)

Revenues from external customers	$6,063	$990	$7,053	$3,059	$344	$3,403

Gross profit	$5,075	$538	$5,613	$2,698	$184	$2,882

NOTE 4—SALE OF DESIGN CAD SOFTWARE PRODUCT LINE

    On March 8, 2000, Learn2.com sold the DesignCAD(TM) software product line for $800,000 in cash to Websoft, Inc., a privately held company, the president of which is a former employee of Learn2.com. Learn2.com recognized a loss on this transaction of approximately $14,000 that is included in interest and other, net in the condensed consolidated statement of operations for the nine months ended September 30, 2000.

NOTE 5—LEGAL

    On May 22, 1998, a lawsuit was filed as a putative class action against Learn2.com's subsidiary ViaGrafix Corporation and certain of its officers and directors claiming violations of the Securities Act of 1933 for alleged misrepresentations and omissions in the prospectus issued in connection with ViaGrafix's initial public offering made in March 1998. Learn2.com believes the lawsuit is without merit.

    Learn2.com is involved in other claims and lawsuits that are generally incidental to its business. Learn2.com is vigorously contesting and pursuing all such matters and believes that their ultimate resolution will not have a material adverse effect on Learn2.com's consolidated financial position, results of operations or cash flows.

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

    In order to keep our stockholders informed of Learn2.com's future plans and objectives, this Quarterly Report on Form 10-Q and other reports and statements issued by Learn2.com from time-to-time contain, among other things, certain statements concerning Learn2.com's future plans, objectives, performance, intentions and expectations that are or may be deemed to be "forward-looking statements." The words "believe," "expect," "anticipate," "project" and similar expressions should alert you that it is a forward-looking statement. Forward-looking statements speak only as of the date the statement is made. Learn2.com's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement.

    Although Learn2.com believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause Learn2.com's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These factors include among others,Learn2.com's ability to complete new products at planned costs and on planned schedules, Learn2.com's ability to attract and retain strategic partners and consummate acquisitions, Learn2.com's ability to leverage intangible assets in its technology and Learn2.com's ability to maintain a sufficient level of financing for its business strategy. Additional factors that are beyond Learn2.com's control and could influence results include market acceptance of Learn2.com's products and services and adoption of the Internet as a medium of commerce and communication. See the discussion of Learn2.com's business and a description of the various factors that could materially affect the ability of Learn2.com to achieve the anticipated results described in the forward-looking statements that are included in Item 1 of Learn2.com's Annual Report on Form 10-K for the year ended December 31, 1999.

Overview

    Learn2.com is a LSP for corporate, government and individual clients. Our offerings include engaging learning and training products delivered on physical media and online and custom development services. This provides us with a competitive advantage toward becoming the LSP of choice to our customers. Our offerings provide an engaging learning experience to corporate and individual customers through interactive multimedia and animated tutorials and courseware. Our corporate and government customers have access to these high quality tutorials and additional features such as reporting and administration through www.Learn2University.com. Additionally, through www.Learn2.com, visitors can access our Internet e-learning community that offers tips and step-by-step instructions on a broad spectrum of skills, activities and tasks, as well as our multimedia tutorials. Our e-learning products are also available on CD-ROM and video and can be purchased from major retailers nationwide. We provide permission e-mail marketing and tracking services and engage in e-commerce. During the third quarter, as a result of the realignment of the responsibilities of certain senior executives, management began to manage the business in two operating segments: Learning Services and Broadcast Messaging Services.

    Our goal is to become the world's leading LSP. We intend to attain that goal by focusing on four primary objectives: creating a trusted brand, developing and owning creative and engaging content, enhancing our patented state-of-the-art technologies and offering custom services to meet the needs of our clients. In 1999, we changed our company's name from 7th Level, Inc. to Learn2.com, Inc. in order to create a single recognized brand which more closely aligned our corporate identity with our new product and service offerings.

Results of Operations

    Revenue and gross profit by segment are as follows (in thousands):

	For the Nine Months Ended September 30, (unaudited)
	2000			1999
	Learning Services	Broadcast Messaging Services	Total	Learning Services	Broadcast Messaging Services	Total
Revenues	$17,196	$3,587	$20,783	$5,875	$375	$6,250
Intersegment eliminations	—	(200)	(200)	—	(31)	(31)

Revenues from external customers	$17,196	$3,387	$20,583	$5,875	$344	$6,219

Gross profit	$13,756	$1,692	$15,448	$4,888	$184	$5,072

	For the Three Months Ended September 30, (unaudited)
	2000			1999
	Learning Services	Broadcast Messaging Services	Total	Learning Services	Broadcast Messaging Services	Total
Revenues	$6,063	$1,055	$7,118	$3,059	$375	$3,434
Intersegment eliminations	—	(65)	(65)	—	(31)	(31)

Revenues from external customers	$6,063	$990	$7,053	$3,059	$344	$3,403

Gross profit	$5,075	$538	$5,613	$2,698	$184	$2,882

Learning Services

    Learning Services revenues consist primarily of learning products and services sold or distributed through the Internet and of physical products sold through traditional retail channels. Cost of revenues consists of the expenses associated with the production and shipment of our physical products. In addition, it includes related costs to develop custom courses for specific customers.

    Revenues for Learning Services increased 98% to $6.1 million for the quarter ended September 30, 2000 from $3.1 million for the quarter ended September 30, 1999. Learning Services gross profit was approximately 84% of revenues for the quarter ended September 30, 2000 and approximately 88% of revenues for the quarter ended September 30, 1999. For the quarter ended September 30, 2000, revenues consisted of learning products, technologies and services sold, licensed or distributed through the Internet of $3.9 million, physical learning products sold through traditional retail channels of $2.1 million and other revenue of $75,000. Revenues for the quarter ended September 30, 1999, consisted of approximately $1.1 million of learning products and services sold or distributed through the Internet, physical learning products sold through traditional retail channels of $1.5 million, and $419,000 related to our legacy businesses. The 1999 revenues include revenue from the operations acquired in the ViaGrafix acquisition that relate to our Learning Services segment from August 23, 1999. Gross profit fluctuated from year to year as a result of differences in the composition of revenues.

    Revenues for Learning Services increased 192% to $17.2 million for the nine months ended September 30, 2000 from $5.9 million for the nine months ended September 30, 1999. The gross profit for Learning Services was approximately 80% of revenues for the nine months ended September 30,

2000 and approximately 83% of revenues for the nine months ended September 30, 1999. These revenues consisted of learning products, technologies and services sold, licensed or distributed through the Internet of $10.4 million, physical learning products sold through traditional retail channels of $6.2 million, software sales related to our CAD product line (sold in March 2000) of $400,000 and other revenue of $171,000. For the nine months ended September 30, 1999, Learning Services revenues were $5.9 million. These revenues consisted of $2.8 million of learning products and services sold or distributed through the Internet, $1.5 million of physical learning products sold through traditional retail channels and $1.6 million of software sales related to our CAD product line. The 1999 revenues include revenue from the operations acquired in the ViaGrafix acquisition that relate to our Learning Services segment from August 23, 1999. Gross profit fluctuated from year to year as a result of differences in the composition of revenues.

Broadcast Messaging Services

    Broadcast Messaging Services consists primarily of permission e-mail marketing and tracking services and e-commerce. Cost of revenues consists of the expenses associated with the delivery of permission e-mail and tracking services, including Internet access and personnel related costs incurred to operate our marketing and tracking services and cost of merchandise sold through our e-commerce operations.

    Revenues for the Broadcast Messaging Services increased $656,000 or 191% to $1.0 million for the quarter ended September 30, 2000, compared to $344,000 for the quarter ended September 30, 1999. Broadcast Messaging Services gross profit was 54% of revenues for the quarters ended September 30, 2000 and September 30, 1999. The 1999 revenues include revenue from the operations acquired in the ViaGrafix acquisition that relate to our Broadcast Messaging Services segment from August 23, 1999.

    Revenues for the Broadcast Messaging Services increased $3.0 million or 872% to $3.4 million for the nine months ended September 30, 2000, compared to $344,000 for the nine months ended September 30, 1999. Broadcast Messaging Services gross profit was 50% of revenues for the nine months ended September 30, 2000 compared to 54% of revenues for the nine months ended September 30, 1999. The 1999 revenues include revenues from the operations acquired in the ViaGrafix acquisition that relate to our Broadcast Messaging Services segment from August 23, 1999.

Operating Expenses

Research and Product Development

    Research and product development expenses were $1.5 million for the quarter ended September 30, 2000 compared to $926,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, research and product development expenses were $5.6 million compared to $2.5 million for the nine months ended September 30, 1999. Research and product development expenses relate to the development and enhancement of our technologies, content, Website and product design. The 2000 amount includes the research and product development expenses of ViaGrafix and Street Technologies, Inc. for the nine months ended September 30, 2000, whereas the 1999 amounts include the results of ViaGrafix from August 23, 1999 and the results of Street Technologies, Inc. from February 16, 1999. The overall increase is attributable primarily to costs associated with the production and development of multimedia content.

    We believe that significant investment in research and product development is required to remain competitive. Therefore, we anticipate continued spending for research and product development in future periods.

Sales and Marketing

    Sales and marketing expenses were $4.0 million for the quarter ended September 30, 2000, compared to $3.5 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, sales and marketing expenses were $12.5 million compared to $5.2 million for the nine months ended September 30, 1999. Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses and costs of marketing materials. The 2000 amount includes the sales and marketing expenses of ViaGrafix and Street Technologies for the nine months ended September 30, 2000, whereas the 1999 amounts include the results of ViaGrafix from August 23, 1999 and the results of Street Technologies, Inc. from February 16, 1999. The overall increase is attributable primarily to increased sales and marketing personnel, costs for cooperative, print media and other product related advertising.

    We anticipate sales and marketing expenses to increase in future periods in our continued effort to achieve growth in sales and brand awareness and as we introduce new products.

General and Administrative

    For the quarter ended September 30, 2000, general and administrative expenses were $2.4 million compared to $595,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, general and administrative expenses were $7.1 million compared to $2.3 million for the nine months ended September 30, 1999. General and administrative expenses consist primarily of personnel related costs, occupancy costs and professional service fees. The 2000 amount includes the general and administrative expenses of ViaGrafix and Street Technologies for the nine months ended September 30, 2000, whereas the 1999 amounts include the results of ViaGrafix from August 23, 1999 and the results of Street Technologies, Inc. from February 16, 1999. The overall increase is attributable primarily to increased personnel costs and professional fees associated with a larger organization.

Depreciation and Amortization

    Depreciation and amortization expenses were $1.5 million for the quarter ended September 30, 2000 compared to $833,000 for the quarter ended September 30, 1999. The 2000 expenses included approximately $278,000 of depreciation of fixed assets, $482,000 of amortization of capitalized content development and $746,000 of amortization of goodwill and intangible assets related to the Street Technologies, Inc. and ViaGrafix acquisitions. The 1999 expenses included approximately $55,000 of depreciation of fixed assets, $155,000 for amortization of computer software and $623,000 related to the amortization of goodwill and intangible assets related to the acquisitions of Street Technologies, Inc. and ViaGrafix Corporation.

    Depreciation and amortization expenses were $4.3 million for the nine months ended September 30, 2000 compared to $1.8 million for the nine months ended September 30, 1999. The 2000 expenses included approximately $700,000 of depreciation of fixed assets, $1.4 million of amortization of capitalized content development and $2.2 million of amortization of goodwill and intangible assets related to the Street Technologies, Inc. and ViaGrafix acquisitions. The 1999 expenses included $111,000 of depreciation of fixed assets, $422,000 of amortization of computer software and $1.3 million of amortization of goodwill and intangible assets related to the acquisitions of Street Technologies, Inc. and ViaGrafix Corporation.

Restructuring Charges

    Restructuring charges incurred for the nine months ended September 30, 1999 were approximately $3.5 million and related to our business combinations with Street Technologies, Inc. and ViaGrafix Corporation of $2.5 million and $1.0 million respectively. The charges were comprised of $1.4 million related to the write-off of redundant assets, $662,000 related to excess office space and other costs and $1.5 million in employee severance costs.

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

Acquired In-process Technology

    In connection with our acquisitions of Street Technologies, Inc., and ViaGrafix, we allocated $9.7 million and $15.1 million of their respective purchase prices to acquired in-process technology. Accordingly these costs were expensed as of the acquisition date. Amounts allocated to acquired in-process technology relate to projects that had not yet reached technological feasibility and that, until completion of development, had no alternative future use. The technologies acquired in these transactions will continue to require substantial additional development.

Interest and Other Income

    Interest and other, net was $125,000 of expense compared to $89,000 of expense for the quarters ended September 30, 2000 and 1999, respectively. The 2000 amount consists of $269,000 of interest expense related to the convertible debenture and associated warrant, offset by interest income of $134,000 and $10,000 of other income. The 1999 amount consists of $175,000 of expenses for the settlement of a lawsuit, $44,000 of other expense, offset by $130,000 of interest income.

    Interest and other net was $106,000 of expense for the nine months ended September 30, 2000 compared to $13,000 of expense for the nine months ended September 30, 1999. The 2000 amount consists primarily of interest income of $518,000 offset by $601,000 of interest expense related to the convertible debenture and associated warrant along with a $14,000 loss on the sale of the Design CAD Software product line and $9,000 of other interest expense. The 1999 expenses consisted primarily of $207,000 of interest income offset by $175,000 of expenses for the settlement of a lawsuit, and $45,000 of other expense.

Net Loss

    The net loss was $3.9 million for the quarter ended September 30, 2000 compared to $19.2 million for the quarter ended September 30, 1999. In addition to the factors discussed above, the results for the three months ended September 30, 1999 include costs related to our acquisition of ViaGrafix Corporation, including $15.1 million of acquired in-process technology and $1.0 million of restructuring charges.

    The net loss was $14.8 million for the nine months ended September 30, 2000 compared to $35.4 million for the nine months ended September 30, 1999. In addition to the factors discussed above, the results for the nine months ended September 30, 1999 include costs related to our acquisitions of Street Technologies, Inc. and ViaGrafix Corporation, including $24.8 million of acquired in-process technology and $3.5 million of restructuring charges.

Liquidity and Capital Resources

    Since inception we have financed our operations primarily through private placements of equity and debt securities and public offerings of our common stock. To date, we continue to use cash and operate at a loss. Our ability to achieve positive cash flow depends upon a variety of factors, including the timely introduction and market success of our products, the costs of developing, producing and marketing these products, adoption of the Internet as a medium of commerce and delivery of services, and various other factors, some of which may be beyond our control. We are making a substantial investment in our business and may need to raise additional funds. In the event that we need to raise additional funds we cannot be certain that we will be successful nor can we predict the terms under which such funds would be available. If additional funds are not available we may not be able to meet our on-going expenses unless we change our business plan, sell non-strategic assets, curtail expenditures, and/or employ other strategies as are required in these circumstances.

    Net cash used in operating activities was $10.7 million. Cash used in operating activities resulted primarily from our net loss and an overall decrease in operating assets and liabilities, partially offset by increases from non-cash charges.

    Net cash used in investing activities was $118,000 and consists primarily of proceeds of $1.5 million from the sale of assets and $902,000 from the sale of short-term investments, offset by capital expenditures of approximately $2.3 million and capitalized development costs of $281,000.

    Net cash provided by financing activities was $12.6 million and consists of proceeds of $10.0 million from the issuance of a convertible debenture (as described below), $2.3 million from the issuance of common stock under stock option plans and $700,000 from the issuance of notes payable, offset by deferred financing costs related to the convertible debentures of $347,000. As of September 30, 2000, we had $9.1 million of cash and cash equivalents. As of September 30, 2000, our commitments consisted primarily of obligations under operating leases. Although we have no material commitments for capital expenditures, we anticipate that we will experience a substantial increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. Additionally, we will continue to evaluate possible acquisitions of products and technologies that are complementary to ours, which may require the use of cash. Further, we currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will continue to utilize our cash resources.

    On March 10, 2000, Learn2.com sold a three year $10.0 million 6% convertible debenture and a warrant to purchase 337,268 shares of common stock to an investor.

    The debenture is convertible into 1,666,667 shares of common stock and is convertible, in whole or in part, at the option of the holder at a conversion price of $6.00 per share (which approximated the market value of our common stock on March 10, 2000) and is subject to anti-dilution provisions. Under certain conditions, the debenture automatically converts after one year. The conversion price of the debenture may be reset to the market value of our common stock on each of the first and second anniversaries of the issuance of the convertible debenture if the price of our common stock declines below the initial or adjusted conversion price on such anniversaries. In the event that a reduction in the conversion price does occur, Learn2.com will be required to record additional interest expense as a result of this beneficial conversion feature.

    The warrant to purchase 337,268 shares of our common stock is exercisable for a five-year period at $7.41 per share. The fair value of the warrant of $1.0 million has been recorded as a debt discount to be amortized over the life of the related debt.

New Accounting Pronouncements

    We continually assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the notes to the condensed consolidated financial statements included herein.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

    Not applicable.

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Securities Holders.

    Proposal 1: Election of Directors of Learn2.com

    On August 8, 2000, Learn2.com held its Annual Meeting of Stockholders. The results of the voting were as follows:

Nominee	Votes For	Votes Withheld
Donald Schupak	48,338,902	1,088,397
Robert Alan Ezrin	48,338,902	1,088,397
Stephen P. Gott	48,338,902	1,088,397
James A. Cannavino	48,338,902	1,088,397
S. Lee Kling	48,338,402	1,088,897

    Proposal 2: Approval of the 2000 Non-Employee Directors' Stock Option Plan

	Votes For	Votes Withheld	Abstain
2000 Stock Option Plan	46,096,104	3,013,335	317,860

ITEM 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

  27. Financial Data Schedule

QuickLinks

Learn2.com, Inc. Form 10-Q For the Quarterly Period Ended September 30, 2000 INDEX
Part I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION