Form 10-K
period 2000-12-31
LEARN2 COM INC
filed 2001-04-13
CIK 920038

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE
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
Common Stock, par value $0.01 per share
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    As of April 11, 2001, there were approximately 52,881,618 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based on the closing price of the Common Stock on The Nasdaq National Market) on April 11, 2001 was approximately $10,463,551 or $0.24 per share (calculated by excluding shares actually owned by our current directors and officers).

LEARN2.COM, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2000

PART I

    THIS REPORT AND OTHER ORAL AND WRITTEN STATEMENTS MADE BY US TO THE PUBLIC CONTAIN AND INCORPORATE BY REFERENCE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND BELIEFS AND ARE SUBJECT TO A NUMBER OF FACTORS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS RELATING TO OUR COMPANY AND OUR BUSINESS", THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

ITEM 1. BUSINESS.

Overview

    Learn2.com, Inc. together with its subsidiaries ("Learn2") is a Learning Service Provider ("LSP") for corporate, government and individual clients and customers. Our offerings include engaging online and physical learning and training products and complementary services. We believe our mix of products and services provides us with a competitive advantage toward becoming the solutions provider of choice to our customers.

    Our products provide an engaging learning experience to corporate and individual customers through interactive multimedia and animated tutorials and courseware. Our corporate and government customers have access to these high quality tutorials and additional features such as reporting and administration through www.Learn2University.com. Additionally, through www.Learn2.com, visitors can access our content that includes tips and step-by-step instructions on a broad spectrum of skills, activities and tasks, as well as our multimedia tutorials. Our e-learning products are also available on CD-ROM and video and can be purchased from our Website and major retailers nationwide.

    Through our subsidiary, etracks.com, Inc., ("etracks") we provide permission e-mail marketing and tracking services to customers that have "opt-in" e-mail customer lists. etracks' services include e-mail creation, delivery, tracking and response analysis for a high volume of client e-mail accounts in a short period of time. We also have developed a proprietary member database of over approximately 500,000 Internet users who have "opted-in" to receive promotional e-mails. Our clients can supplement their internally developed customer lists with our member database. In addition, during 2000 and prior, through periodic e-mails we marketed various electronics and other products to our members. The demand for permission e-mail marketing and tracking services has increased over the past few years and we expect that the demand will continue to grow for the foreseeable future. We believe that etracks' technology enables more robust and useful tracking capabilities than its competitors'.

    Our goal is to become the world's leading provider of engaging e-learning products and services. To achieve this goal, we expect to focus on our four primary objectives: creating a trusted brand, developing and owning creative and engaging content, leveraging our patented state-of-the-art technologies and offering services to meet the needs of our clients. In 1999, we changed our company's name from 7th Level, Inc. to Learn2.com, Inc. We made the change to create a single recognized brand that more closely aligned our corporate identity with our product and service offerings.

History

    Learn2 was founded in 1993 with the goal of becoming a leading developer and publisher of interactive entertainment and educational content as well as a creator of state-of-the-art tools and technologies. In 1998, our research and development activities were focused primarily on developing and enhancing our agent technology. In early 1999, we recognized that appropriate applications of this technology were in the delivery of training and learning and therefore we abandoned our interactive entertainment business and focused our efforts on e-learning.

    In 1999, to strengthen our position in the e-learning marketplace, we acquired three companies that enhanced our brand, content, technologies and services capabilities: Street Technologies, Inc., a privately held company that developed and marketed technology-based training solutions delivered over intranets and the Internet utilizing a patented streaming technology and provided custom service capabilities; Panmedia Corporation, a privately held company that produced www.Learn2.com, a popular Website that offered step-by-step instructions on skills, activities and tasks; and ViaGrafix Corporation, a publicly traded company which developed, produced and marketed technology-based training tutorials delivered on CD-ROMs and video tapes as well as computer aided design ("CAD") software. The CAD product line was sold in March 2000. Through etracks, ViaGrafix also provided permission e-mail broadcast solutions and conducted e-commerce. These acquisitions provided us with the Learn2 brand, and a stronger mix of content, technologies and service offerings.

    Learn2 was incorporated in Delaware in April 1993. Our principal executive offices are located at 1311 Mamaroneck Avenue, White Plains, New York 10605.

Marketplace

    We provide e-learning solutions for corporate, government and non-profit markets as well as individuals. According to W.R. Hambrecht & Co., corporate e-learning is one of the fastest growing and most promising markets in the education industry. They expect the online training market to nearly double in size annually through 2003, to approximately $11.5 billion. International Data Corporation projects similar growth rates for the market. Training Magazine estimated that domestic corporations with over 100 employees budgeted approximately $62.5 billion on training, of which approximately 24% was outsourced. Additionally, Training Magazine estimates that classroom, instructor-led training represented 73% of the total training delivery market, whereas Web-based training represented 14% of the market. The remaining 13% was composed primarily of self-study programs that use books, manuals, videotapes, or audiocassettes. W.R. Hambrecht & Co. estimates that the continuing education market in 1999 was $12 billion and the existing education and training marketplace, including K-12, higher education and corporate training, in the U.S. alone, is a $722 billion-a-year industry.

    The permission e-mail marketing and tracking industry is in its early stages of development. We believe that the industry will evolve over the next few years as e-mail marketing becomes even more widely used and e-mail marketers and Web advertisers require more information about the behavior of their permission e-mail recipients and Website visitors. The permission e-mail market is becoming increasingly competitive. Participants compete primarily in the following areas: reporting and tracking capabilities, customer service, brand recognition, ease of implementation, time-to-market of a campaign and price.

Competitive Strengths

  •
  Our competitive strengths can be categorized as follows:

  •
  Having a trusted brand.

  •
  Owning and creating engaging content.

  •
  Owning proprietary and patented technologies.

  •
  Offering comprehensive services.

  •
  Expanding and maintaining our broad distribution network.

The Learn2 Brand

    Learn2 is a leading brand in the e-learning marketplace. More than 4.0 million users visited www.Learn2.com in the fourth quarter of 2000. The site has been named "#1 Most Incredibly Useful Site" by Yahoo Internet Life, the "#1 Distance Learning Site" by Lycos and a "Yahoo! Pick of the Ages." The Learn2 logo is distributed through our advertising and is prominently displayed on our physical product offerings on shelves in major national and regional retail outlets.

Learn2 Content

    We own over 80% of the training and learning content which we market. Our library of courses and tutorials covers a wide range of topics in an engaging and interactive manner. Developing and owning content provides us with a strategic advantage by:

  •
  Allowing for increased gross profit.

  •
  Providing consistent appearance and quality.

  •
  Limiting reliance on third-party content providers.

  •
  Allowing us to market products for resale under our brand.

    We currently market hundreds of titles in five broad categories: personal computer applications, information technology certification preparation, computer programming, "soft skills," and safety. In addition we provide instruction in thousands of "life skills" topics for our Website visitors.

  •
  Personal Computer Applications—We sell courses that enable people to learn to use software applications such as Microsoft Excel, Microsoft Word, Microsoft Windows, Linux, Lotus 123, Corel WordPerfect, Netscape Navigator, Intuit Quicken, Interact Commerce Corporation Act! and other popular titles.

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

  •
  Life Skills—We offer instruction on topics in the following channels: arts and crafts, automotive, business and money, family and pets, food and drink, health and fitness, home and garden, recreation, style and grace, technology, travel and writing and speech. Examples include: Learn2 Tie a Necktie, Learn2 Write a Business Plan, Learn2 Perform the Heimlich Maneuver, Learn2 Childproof your home as well as thousands of others.

    We develop our content to be engaging and interactive. We use well-researched facts, conversational narrative and multimedia to create a learning environment that keeps the attention of our users resulting in improved comprehension and retention.

Learn2 Technologies

    We own unique, patented, proprietary technologies that allow us to develop engaging, multimedia, technology-based tutorials and courses. Our content is deliverable over any network, including the Internet; at modem connections as slow as 28.8.

    We have developed and use the following technologies to create integrated e-learning solutions for our customers:

  •
  StreamMaker™

  •
  LearningAgent™

    StreamMaker—Our rapid development authoring tool utilizes patented technologies to produce fully synchronized, interactive, CD-ROM quality multimedia streams that can be delivered through computer network connections, including 28.8 modem connections, without download delays or network congestion. StreamMaker produces multimedia streams that can be viewed using both Microsoft Windows and Macintosh operating systems. The following benefits of StreamMaker provide us with a competitive strategic advantage:

  •
  A proprietary method for graphics compression, enabling our screen captures to appear clearly and realistically.

  •
  A patented technology that ensures that the elements of a multimedia production including audio, graphics, animation, video and text are synchronized.

  •
  The ability to develop interactive streams, which allow users to assess their understanding of a concept during the learning experience.

  •
  A design that facilitates integration with other technologies.

  •
  A platform that enables multiple users to collaborate on the same project simultaneously.

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

Learn2 Services

    We leverage our technologies and resources to provide our customers with engaging, multimedia e-learning solutions. We work with them to create custom solutions based upon their specific needs and corporate objectives. The result is Web-enabled, multimedia content that is hosted on our servers and delivered and tracked through our Learn2University learning management system or LMS. Our customers, by outsourcing a portion or all of their training and learning requirements to us benefit from a custom approach to their e-learning needs, without having to develop and support human and technology resources for that purpose.

Learn2 Distribution Network

    Our products are available from retailers, catalogs, on the Internet, through our direct sales force and through resellers and distributors. This multi-channel approach to product distribution creates a broad market for our products, giving us a competitive advantage.

  •
  Retailers—Our CD-ROM and videotape tutorials are available from Staples, CompUSA, Office Max, Best Buy, Frys and other major merchants.

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

  •
  Resellers and Distributors—Our resellers, including Compaq, IBM, and Riverside Publishing market our branded tutorials individually or as value-added components of their solutions. Our distributors, including Navarre and Ingram, sell our products to major retailers and other resellers.

    As one of the first permission e-mail marketing and tracking companies, etracks has managed hundreds of permission e-mail campaigns. We are able to send over five million unique e-mail messages per day and expect to more than double capacity this year. Our proprietary mail transfer agent technology allows for extensive data mining, broadcasting and tracking, and real-time reporting. We own substantially all of our mail transfer agent and Adaptive Proxy, or AP tracking™ technologies. AP tracking utilizes noninvasive technology, provides tracking and logging information and analysis that can cross application and server boundaries without requiring our clients to modify their HTML code or place cookies on a user's hard drive, which is something that other technologies cannot do efficiently.

Products and Services

Products and Services for Corporations and Government Agencies

    Learn2University™—Learn2University is an interactive, asynchronous LMS that we maintain for our customers. It includes tutorials, administration, reporting and e-commerce capabilities, providing a cost effective, value added service that is generally superior to that which an organization can deliver on its own. Learn2University allows for corporate and government customers and their employees to tailor to their individual needs. Our customers pay us based on the specific tutorials, number of tutorials and number of users they choose. Learn2University enables users to practice and test skills as they learn, utilizing simulation technologies that allow them to practice many of the concepts introduced. Upon completion of each tutorial, users can print a completion certificate indicating that they have successfully met all the requirements of the tutorial. The solution features interactive, self-paced tutorials for Microsoft Windows, Microsoft Office, Java and hundreds other titles. We have licensed Learn2University to companies and organizations including U.S. Department of Labor, U.S. Department of Veterans Affairs, Microsoft-Great Plains, Honeywell and Anheuser-Busch.

    Learn2 LearningAgents™—We license LearningAgent software to customers meeting our profile criteria who wish to create personalized animated messages to communicate a "call to action" in e-learning and other environments quickly and easily. Our customers have the option of contracting for maintenance plans, which entitle them to product support and updates. We have licensed LearningAgents to companies including Canon, Compaq and Accel Healthcare.

    StreamMaker—StreamMaker is a rapid-development authoring tool that allows for the creation of streamed e-learning content. StreamMaker utilizes patented technology to produce fully synchronized, interactive, CD-ROM-quality multimedia streams that can be delivered through the Internet and intranets.

    Learn2 SmartCard™—The Learn2 SmartCard provides a physical link to e-learning. The card, which is sized to fit in a standard wallet, provides users with the information they need to access our courseware. Each SmartCard includes an encoded serial number and unique URL, which represents a specific Learn2 online courseware library and enables access to the courseware at the office, at home, or on the road. Compaq has deployed the SmartCard in its Presario line of computers sold to Radio Shack.

    Custom Courseware—We incorporate StreamMaker and LearningAgent technologies into custom courseware. We use StreamMaker to produce fully synchronized, interactive, CD-ROM-quality multimedia streams that can be delivered through the Internet and intranets. Our embedded LearningAgent provides an interactive, audio-visual dialog with users, by guiding them through key concepts and facilitating learning through interaction. It is designed to emulate an instructor, by giving personalized help.

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

    Tracking services—We offer our AP tracking service to customers who do not use our broadcast e-mail services.

Business Strategy and Strategic Direction

    Our goal is to become the world's leading provider of e-learning solutions. Our mission is to provide our customers, including corporations, government agencies, educational organizations and individuals with a complete engaging, e-learning solution. To achieve this goal, we expect to promote our brand, expand our content offerings, improve our technologies, improve and expand our service offerings and expand our distribution.

Increase Brand Awareness In Our Target Markets

    We intend to solidify our position as a leading provider of e-learning products and services by increasing our brand name recognition in our target markets. We intend to use advertising, public relations and marketing programs to promote our brand and build loyalty among businesses, government agencies and individual customers.

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

Expand Our International Presence

    As the rate of Internet adoption accelerates abroad, we believe that significant international market demand will exist for e-learning solutions. We currently have distributors or resellers in Africa, Brazil, Ireland, South Korea, New Zealand and the United Kingdom.

Suppliers

    We currently have relationships with several content providers. However, as an owner of over 80% of our content, we are not reliant upon any outside content providers. We may increase the number of content providers in the future to broaden the scope of our subject matter.

Customers

    None of our customers individually accounted for more than 10% of our net revenues in 2000. The following is a representative list of our customers:

  America Online
  Canon
  Compaq
  Honeywell
  IBM
  Interact Commerce Corporation
  Microsoft—Great Plains
  Staples
  U.S. Department of Labor

Competition

E-Learning and Training

    We provide e-learning solutions for corporate, government and non-profit markets as well as to individuals. The e-learning market is evolving. The market is fragmented and competitive, with no dominant players. Our competitors vary in size and in the scope and breadth of the products and services they offer. Some of our competitors have greater financial resources than we have. We anticipate that new competitors will enter the market, increasing the level of competition. We believe that the principal competitive factors in our market include:

  •
  Reputation and brand recognition

  •
  Breadth, depth and quality of content.

  •
  Technology

  •
  Services

  •
  Distribution

    We face competition from a variety of sources, including:

  •
  "Instructor-led" training companies including IBM, New Horizons and Productivity Point International.

  •
  Corporate training departments.

  •
  Other e-learning companies including Click2Learn.com, Digital Think, Element K, SmartForce, and SkillSoft.

  •
  Vendors offering computer-based and videotape tutorials including NETg, Microsoft Press, Keystone and Video Professor.

  •
  Book publishers including Hungry Minds, McGraw Hill and Pearson.

Multimedia Streaming and Agent Technologies

    The three most prominent providers of multimedia streaming technologies are Macromedia, Microsoft Corporation and RealNetworks Inc. StreamMaker is different than other multimedia streaming technologies because we engineered it specifically for use in training and e-learning applications. However, these other companies have substantial resources.

Permission E-mail Marketing Services

    Our competitors in the permission e-mail marketing and tracking arena include providers of e-mail based services such as: Double Click, MessageMedia, Exactis, Responsys.com, Digital Impact, and DeliverE. The majority of these companies operate with greater financial resources than we do.

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

    We generally require the execution of a license agreement that restricts copying and use of our products. In addition, we have agreements with resellers and customers that requires the other party to pay us royalties based on sales or use of our products. We may not be compensated properly if those sales or uses are not reported to us. If unauthorized copying or misuse of our products were to occur to any substantial degree, then our business could be affected materially and adversely. It may be possible for a third-party to copy or otherwise obtain and use our tutorials or technologies without authorization, or to develop similar tutorials or technologies independently.

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

    Third parties may claim that our current or future products infringe on their proprietary rights. We may be subject to these claims as the number of products and competitors in the education and training industry grows and the functionality of products in the marketplace overlap. Any of these claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements. These royalty or license agreements, if required, may not be available on terms acceptable to us, if at all.

Employees

    As of April 10, 2001 we had a total of 138 full-time employees, of whom 64 were engaged in research and product development, 54 in sales and marketing and 20 in general and administrative functions. Substantially all of the employees work in our offices in Pryor, Oklahoma, Belmont, California, Golden, Colorado or White Plains, New York. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our relationship with our employees is good.

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

We Have A History Of Losses And An Accumulated Deficit; We May Continue to Experience Losses

    As of December 31, 2000, we had an accumulated deficit of approximately $164 million. As a relatively new company in a relatively new market our revenue opportunities are evolving constantly. Therefore forecasting our results can be somewhat unpredictable. In addition, we face intense competition and we must manage our growth and respond to rapid changes in customer demands, industry standards and the economy. We may not succeed in addressing these challenges and risks.

We May Need To Raise Additional Funds.

    In March 2000, we raised $10.0 million through the issuance of a convertible debenture. We may raise additional funds to develop, acquire and/or market products, businesses or technologies. These funds may be raised through joint ventures, the sale of assets, the incurrence of debt, or the issuance of securities. If additional funds are raised through the issuance of equity or convertible securities, the percentage ownership of current stockholders in Learn2 will be reduced. Also, these securities may have rights, preferences or privileges senior to our common stock. However, it is possible that additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to realize our business plan.

We May Experience Significant Fluctuations In Revenues And Operating Results, Which Could Cause Our Share Price To Be Volatile.

    Due to the emerging nature of the e-learning market and a sluggish economy, we may be unable to forecast our revenues and profitability accurately. Our revenues and operating results could vary significantly from quarter to quarter depending on:

  •
  Our ability to attract and retain customers, and other marketing partners.

  •
  The amount and timing of our operating costs and capital expenditures.

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

If We Are Unable To Develop Awareness Of The Learn2 Brand, Our Customer Base May Not Grow As Expected.

    We believe that developing our brand within our target markets is critical to achieving widespread acceptance of our tutorials and a broad customer base. We may not succeed in developing our brand if more successful competitors emerge, we are unable or fail to devote sufficient resources to marketing efforts, or course performance problems cause customer dissatisfaction. Our inability to develop our brand would hinder growth.

We Operate In A Rapidly Changing, Competitive Market and We May Not Have Adequate Resources To Compete Successfully.

    The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving industry standards. To succeed, we must continue to expand our tutorial offerings and upgrade our technologies. We may not be able to do so successfully. If we fail to anticipate or respond adequately to changes in technology and customer preferences, or we have any significant delays in tutorial development or introduction, our competitors may be able to attract and maintain a greater customer base.

    The e-learning market is characterized by significant price competition. We may face increasing price pressures from competitors, as customers demand more value for their budgets. This could result in reduced operating margins, as well as loss of market share and brand recognition.

    Although the e-learning market is highly fragmented with no single competitor accounting for a dominant market share, competition is intense. Our competitors vary in size and in the scope and breadth of the tutorials and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources than us. We believe that the lack of significant entry barriers to the e-learning market will allow other competitors to enter the market, increasing competition.

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

The Successful Operation Of Our Business Depends Upon A Continual Supply Of Content Other Than Related To Our Current Library.

    Our inability to develop our own content or obtain it from third parties could result in delays in product introductions or shipments. We depend on the quality and reliability of the content licensed and timely delivery of this content by our sources. Although we have agreements specifying the terms of the licenses, these agreements may not be enforceable. We believe that we can arrange alternate sources for some or all of our content, but our inability to provide content to our customers and prospects on a timely basis could affect the performance of our business.

We Must Deliver Tutorials That Meet The Needs Of Our Customers Or Our Business Will Suffer.

    To be competitive, we must develop and introduce on a timely basis new tutorial offerings that meet the needs of companies seeking to use our e-learning solutions. Furthermore, the viability of our e-learning solutions depends in large part on our ability to update our tutorials and develop new content as the underlying subject matter changes.

Our Plans To Expand The Scope Of Our Tutorials May Depend On Our Ability To Attract Experts Or Specialists. If We Are Unable To Attract The Necessary Expertise, We Will Not Be Able To Enter New Fields.

    Our strategy involves broadening the fields presently covered by our tutorials. In particular, to date we have been focused primarily on tutorials in the information technology area and we are planning to develop and introduce new tutorial offerings in other fields. These new tutorial offerings may encompass areas in which we have little or no experience or expertise. Therefore, our ability to expand our tutorials into these areas may require us to locate and evaluate third-party experts or specialists who would develop or assist us in developing the tutorial content. If we are unable to locate and evaluate these experts, we may fail to develop the tutorials our customers demand or be unable to pursue new market opportunities. If we do not extend our tutorial offerings into new fields, our revenue growth could be constrained.

Our Tutorial Content Providers Supply Us With The Learning Content Of Our Tutorials And Are Generally Not Restricted From Developing Similar Content For Our Competitors Which Could Make It Easier For Our Competitors To Compete With Us.

    We rely on independent third parties to provide us with certain content. Our agreements with these content providers do not restrict them from developing tutorials on similar topics for our competitors or from competing directly with us. As a result, our competitors may be able to duplicate some of our tutorial content.

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

We Also Depend On Major Retailers To Market Our Products.

    We will continue to invest resources to expand our relationships with retailers and to develop relationships with new retailers. However, these retailers or other retailers may not continue to provide shelf space and marketing for our products. This failure of retailers to market our products effectively could have a material adverse effect on our business and financial condition.

Our Products Are Designed For Microsoft Technologies.

    Our products are designed primarily for Microsoft technologies. We believe that Microsoft technologies are and will continue to be, widely utilized by our customers. However, if these customers do not actually adopt and continue to utilize these technologies as anticipated or in the future migrate to other computing technologies that we do not support, we may have to spend significant capital and other resources including personnel to adapt our products to these alternative technologies. Our streaming technology does not function in a Linux environment.

The Development Of Our Authoring, Compression, Animation and Streaming Technologies Is Complex.

    The development of our authoring, compression, animation and streaming technologies is complex. This can result in lengthy development cycles, extended testing periods and undetected errors or bugs in the software programs. These factors can result in loss of market acceptance, loss of reputation and loss of market share if products of competitors either are available on the market first, or are viewed as more reliable than our products.

Our Future Growth Depends On Our Ability To Retain Key Personnel And Successful Hiring And Retention, Particularly With Respect To Sales, Marketing And Development Personnel, And We May Be Unable To Hire And Retain The Skilled Personnel We Need To Succeed.

    We are dependent on the continued services of Stephen P. Gott, our President and Chief Executive Officer and Donald Schupak, Chairman of the Board. If either one of them were to leave our company, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any successor obtains the necessary company and industry knowledge.

    We may not be able to retain our key executives and engineers. We expect to continue to hire additional staff. We may not be successful in attracting, retaining or motivating key personnel. Our industry is experiencing a shortage in qualified personnel. If we do not succeed in attracting new personnel, or retaining and motivating existing personnel, our business may be affected adversely.

We Face A Risk Of System Failure.

    Our operations depend to a significant extent on our ability to maintain our computer and telecommunications systems. We must also protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain the capacity of our computer operations center and telecommunications systems and/or lead to degradations in performance or system failure. Any damage to or loss of our computer and telecommunications networks including our operations center could affect adversely the performance of our business.

Unauthorized Break-ins To Our Service Could Harm Our Business.

    Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to complete customer transactions. In addition, unauthorized persons may improperly access our data, which could harm us. Actions like these may be very expensive to remedy and could damage our reputation and discourage new and existing users from purchasing our products and services.

Amortization of Intangible Assets, Which Represent Approximately 68.2% Of Our Assets As Of December 31, 2000, Will Have An Adverse Impact On Our Financial Results.

    Approximately $34.2 million or 68.2% of our assets as of December 31, 2000 consisted of intangible assets, including goodwill arising from our acquisitions. This amount is being amortized over periods ranging from two to twenty years. This non-cash expense, some of which is not tax deductible, will reduce net income or increase net loss in each amortization period. This reduction in our net income or increase in our net loss may have an adverse effect on the market price of our common stock. In addition, we may never realize the value of our intangible assets. We evaluate current events and circumstances to determine whether the remaining balance of our intangible assets will be recoverable. If we deem all or part of our intangible assets to be not recoverable, as we did in 2000, we would reduce the carrying value of our intangible assets, which could have a material adverse effect on our operating results for the period in which the reduction is recognized.

    Future acquisitions or business combinations could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could have an adverse impact on our operating results.

    In addition, the market price of our common stock may decline as a result of a merger or acquisition if:

  •
  We do not achieve the perceived benefits as rapidly or to the extent we anticipate.

  •
  The effect on our financial results is not consistent with the expectations of investors or securities analysts.

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

    Many parties are developing and improving technologies which compete with our proprietary technologies and patents. We believe that these parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, disputes regarding the ownership of these technologies could arise in the future.

    Third parties may assert claims against us alleging infringement of patents, copyrights, trademark rights, trade secret rights or other proprietary rights or alleging unfair competition. In the event that we determine that licensing patents or other proprietary rights is appropriate, we may not be able to license proprietary rights on reasonable terms or at all. As the number of products in our target markets increase and the functionality of these products further overlap, we may become subject to infringement claims. We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of those claims. In the event that there is a determination that we have infringed third-party proprietary rights, we could incur substantial monetary liability and be prevented from using the rights in the future.

Our Intellectual Property Rights Are Costly And Difficult To Protect.

    We rely on a combination of the following to protect our intellectual property rights:

  •
  Patents.

  •
  Trade secrets.

  •
  Copyright and trademark laws.

  •
  Nondisclosure agreements.

  •
  Other contractual provisions and technical measures.

    None of these protections may be adequate to prevent our competitors from copying or reverse-engineering our products, concepts, trade names and trade dress. Furthermore, none of these protections prohibit our competitors from independently developing technologies that are substantially equivalent or superior to our technologies.

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

We May Be Unable To Protect Our Intellectual Property Rights And We May Be Liable For Infringing The Intellectual Property Rights Of Others.

    Third parties may infringe or misappropriate our patents, trademarks or other proprietary rights, which could have a material adverse effect on our business, results of operations or financial condition. While we enter into confidentiality agreements with many of our employees, consultants and strategic partners and generally control access to and distribution of our proprietary information, the steps we have taken to protect our proprietary rights may not prevent misappropriation. We also attempt to register our trademarks and service marks. However, we may not receive approval on all of our trademark registrations or patent applications. Even if they are approved, such trademarks or patents may be challenged by others or invalidated. In addition, we do not know whether we will be able to defend our proprietary rights because the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

    Third parties may assert infringement claims against us. From time to time in the ordinary course of business we have been and we expect to continue to be, subject to claims alleging infringement of the intellectual property rights of third parties. These claims and any resulting litigation, if it occurs, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims.

Changes In Laws Relating To Data Collection And Use Practices And The Privacy Of Internet Users And Other Individuals Could Harm Our Business.

    Websites usually place certain information ("cookies") on a user's hard drive usually without the user's knowledge or consent. Websites use cookies for a variety of reasons. We employ the use of cookies on our Website. Certain Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drive. In addition, some Internet commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. In this regard, there are a large number of legislative proposals before the United States Congress, foreign governments and other international regulatory agencies regarding privacy issues and the regulation and use of cookies. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could adversely affect our business. This could be caused by, among other possible provisions, the requirement that permission be obtained before we use cookies.

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

Net Operating Loss Carryforwards May Be Limited Severely.

    Our net operating loss carryforwards were approximately $100.0 million as of December 31, 2000. These net operating loss carryforwards expire at various dates through 2020 and under Section 382 of the Internal Revenue Code are limited due to ownership changes. Future stock issuances may result in future ownership changes of our company under Section 382. Section 382 contains rules that limit the ability of a company to offset pre-ownership change net operating losses and credit carryovers against post-ownership change taxable income. As a result, our ability to utilize our net operating loss carryforwards could be limited severely.

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

Our Stock Price Has Been Volatile, Which May Make It More Difficult For You To Resell Shares When You Want To Do So And At Prices You Find Attractive.

    The trading price of our common stock can fluctuate significantly. For example, during the 52 week period ended March 31, 2001, the market price of our common stock ranged from $4.13 to $0.19. The stock price may fluctuate in response to a number of events and factors, including:

  •
  Quarterly variations in operating results.

  •
  Announcements of technological innovations or new products and services by us or our competitors.

  •
  Changes in financial estimates and recommendations by securities analysts.

  •
  The operating and stock price performance of other companies that investors may deem comparable.

  •
  News reports relating to trends in our markets.

    In addition, the stock market in general and the market prices for Internet related, technology and e-learning companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of those companies. These broad market and industry fluctuations may affect adversely the price of our common stock, regardless of operating performance. A drop in the market price of our common stock may affect adversely our business and financial opportunities.

Certain Events Could Result In A Dilution Of Your Ownership Of Our Common Stock.

    As of December 31, 2000, we had approximately 52.9 million shares of common stock outstanding and approximately 13.2 million shares of common stock equivalents including convertible notes, warrants and stock options. The exercise prices and conversion prices, as the case may be, of the common stock equivalents range from $0.01 to $7.50 per share. These common stock equivalents also provide for antidilution protection upon the occurrence of stock splits, redemptions, mergers and other similar transactions. If one or more of these events occurs the number of shares of our common stock that may be issued upon conversion or exercise would increase. If converted or exercised these securities will result in a dilution to your percentage ownership of our common stock. In addition, if we continue to acquire new companies through the issuance of common or preferred stock your percentage of ownership may be diluted.

We Will Continue To Expand Into International Markets In Which We Have Limited Experience.

    A part of our strategy is to develop international markets. We have entered into distribution or reseller arrangements in Africa, Brazil, Ireland, South Korea, New Zealand and the United Kingdom. We, or our partners may not be able to market our products and services in foreign markets successfully.

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

We May Lose Our Listing On The Nasdaq Stock Market

    We received a letter from the Nasdaq Stock Market, Inc. ("Nasdaq") concerning the continued listing of our common stock on the Nasdaq Market. Our common stock has failed to maintain a closing price of greater than or equal to $1.00 in a accordance with Nasdaq's rules. We have been provided with ninety (90) calendar days in which to regain compliance with these rules. If we are unable to demonstrate compliance on or before the end of the ninety day period ending April 16, 2001, our securities could be delisted. Under certain circumstances this delisting could be an event of default under our $10 million 6% Convertible Debenture issued to RGC International Investors LDC. In addition if our securities are delisted the liquidity and trading price of our securities may be impacted adversely.

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

ITEM 2.  PROPERTIES.

    We maintain facilities and offices at the following locations:

Location	Purpose	Sq. Feet	Lease Expiration Date	Lease Renewal Option
White Plains, New York	Headquarters Office	12,000	12/31/04	One 5 year-term
Pryor, Oklahoma	Marketing, Production and Product Development	89,000	Owned	Owned
Golden, Colorado	Research & Development and Production	8,521	04/06/03	N/A
Belmont, California	Office	7,788	04/30/04	Two 5 year-terms

ITEM 3.  LEGAL PROCEEDINGS.

    On May 22, 1998, a lawsuit was filed in the United States District Court for the Northern District of Texas by Jonathan L. Gordon, as a putative class action against ViaGrafix Corporation and certain of its officers and directors claiming violations of the Securities Act of 1993 for alleged misrepresentations and omissions in ViaGrafix's prospectus issued in connection with its initial public offering made in March 1998. On February 1, 2001, a United States District Judge for the Northern District of Texas entered a judgment dismissing, with prejudice, the lawsuit. On February 16, 2001, plaintiffs agreed not to take any steps to vacate, modify or amend that judgment, and we agreed not to seek recovery of our attorney's fees or costs against the plaintiffs.

    In addition, we are involved in certain other legal proceedings and claims in the ordinary course of our business. We are contesting vigorously all such matters and believe that their ultimate resolution will not have a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock is quoted on The Nasdaq National Market under the symbol "LTWO." As of April 12, 2001, we had more than 700 record holders of our common stock as reported by our transfer agent. The following table sets forth the range of high and low bid quotations for our common stock as reported by The Nasdaq National Market System during the periods as indicated.

	High	Low
2000
Fourth Quarter	$2.03	$0.38
Third Quarter	3.13	1.97
Second Quarter	4.13	1.60
First Quarter	9.50	3.34
1999
Fourth Quarter	$5.75	$2.91
Third Quarter	4.81	2.78
Second Quarter	8.94	3.88
First Quarter	10.00	2.28

    Learn2 received a letter from the NASDAQ Stock Market, Inc. ("NASDAQ") concerning the continued listing of the Company's common stock (LTWO) on the Nasdaq National Market. Learn2's common stock has failed to maintain a closing price of greater than or equal to $1.00 in accordance with Marketplace Rule 4450(b)(4) under Maintenance Standard 1. Learn2 has been provided with ninety (90) calendar days in which to regain compliance with Marketplace Rule 4450(b)(4). If Learn2 is unable to demonstrate compliance on or before the end of the ninety day period ended April 16, 2001 Learn2 could be notified by NASDAQ of the delisting of Learn2's securities. Under certain circumstances such delisting could be an event of default under Learn2's $10.0 million 6% convertible debenture issued to RGC International Investors LDC.

    On November 12, 1999, we granted a right to Fletcher International Limited to purchase 50,000 shares of our common stock for $0.01 per share as settlement for our obligations incurred due to the late effectiveness of a registration statement.

    On March 10, 2000, we entered into a Securities Purchase Agreement with RGC International Investors LDC and pursuant thereto, we issued a $10.0 million 6% convertible debenture to RGC due March 10, 2003. The debenture is convertible at any time, in whole or in part, at the option of the holder at a conversion price of $0.40 per share and is subject to anti-dilution provisions. Under certain conditions, the debenture automatically converts after one year. The conversion price of the debenture may also be reset to the market value of our common stock on the second anniversary of the convertible debenture if the price of our common stock declines below $0.40 on such anniversary. In addition, RGC was granted a five-year warrant to purchase 337,268 shares of our common stock exercisable at $7.41 per share. The value of this warrant will be recorded as debt discount and amortized over the life of the related debt. Learn2 will record additional interest expense as a result of the reset of the original conversion price from $6.00 to $0.41 during the first quarter of 2001.

    RGC agreed to waive its rights under the Debenture to declare an event of default with regard to Learn2's failure to register shares of common stock, issuable as result of a conversion price reset on March 10, 2001, provided Learn2 files a registration statement by July 31, 2001, or earlier in certain circumstances.

    We have never declared, nor have we paid, any cash dividends on our common stock. We intend to retain our earnings to finance future growth and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

    The selected consolidated financial data set forth below with respect to our consolidated statements of operations for each of the years ended December 31, 2000, 1999 and 1998 and with respect to our consolidated balance sheets as of December 31, 2000 and 1999 have been derived from our audited financial statements. The selected consolidated financial data set forth with respect to our consolidated statements of operations for each of the years ended December 31, 1997 and 1996 and with respect to our consolidated balance sheets as of December 31, 1998, 1997 and 1996 are derived from our audited financial statements which are not included herein. The results as of and for the years ended December 31, 1997 and 1996 do not include the results and financial condition of Panmedia Corporation as its impact would be immaterial.

    The selected consolidated financial data set forth below is qualified in its entirety by and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements included elsewhere herein.

	Year Ended December 31,
	2000	1999(1)	1998	1997	1996
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$22,070	$13,567	$2,674	$10,807	$20,549
Cost of revenues	6,380	3,224	472	4,650	8,299

Gross profit	15,690	10,343	2,202	6,157	12,250
Operating expenses:
Research and product development	6,891	3,952	2,396	14,470	19,641
Sales and marketing	12,146	10,547	595	5,885	11,262
General and administrative	9,920	5,274	5,326	5,366	4,290
Depreciation and amortization	6,060	3,300	1,822	4,181	2,565
Restructuring and other non-recurring charges	641	3,619	—	—	—
Acquired in-process technology	—	24,777	—	—	—
Impairment of goodwill and other intangible assets	17,883	—	—	—	—

Total operating expenses	53,541	51,469	10,139	29,902	37,758

Other income (expense)	(139)	90	(2,674)	1,333	1,255

Net loss	(37,990)	(41,036)	(10,611)	(22,412)	(24,253)
Dividends on preferred stock	—	—	338	—	—
Beneficial conversion feature associated with Preferred Stock	—	—	5,479	—	—

Net loss available to common stockholders	(37,990)	$(41,036)	$(16,428)	$(22,412)	$(24,253)

Basic and diluted loss per share available to common stockholders	$(0.72)	$(1.06)	$(0.92)	$(1.47)	$(1.80)

Basic and diluted weighted average shares outstanding	52,702	38,846	17,899	15,241	13,442

Consolidated Balance Sheet Data:
Total assets	$50,321	$75,625	$13,419	$9,946	$38,933
Long-term debt (including current portion)	9,271	—	194	946	6,790
Stockholders' equity	32,123	66,514	10,123	2,525	24,652
(1)
Effective January 1, 2000, Learn2 adopted SAB 101. Learn2's adoption of SAB 101 resulted in a change in method of accounting for cooperative advertising expenses. In accordance with previously existing accounting principles, Learn2 recorded cooperative advertising expenses as a sales and marketing expense. During 2000, as a result of new interpretations of generally accepted accounting principles by the SEC through the issuance of SAB No. 101, Learn2 was required to change the accounting policy for cooperative advertising to record these expenses as a reduction of gross revenues. Pro forma amounts assuming the new revenue recognition method is applied on a pro forma basis for the year ended December 31, 1999 was a decrease to both net revenues and sales and marketing expenses of $1.3 million.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following information should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere herein. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Our actual results may differ materially from those anticipated as a result of certain factors, including but not limited to, those set forth under "Risk Factors Relating to Our Company and Our Business" beginning on page 11.

Overview

    Learn2.com, Inc. together with its subsidiaries ("Learn2") is a Learning Service Provider ("LSP") for corporate, government and individual clients. Our offerings include engaging online and physical learning and training products and complementary services. We believe our mix of products and services provides us with a competitive advantage toward becoming the solutions provider of choice to our customers.

    Our products provide an engaging learning experience to corporate and individual customers through interactive multimedia and animated tutorials and courseware. Our corporate and government customers have access to these high quality tutorials and additional features such as reporting and administration through www.Learn2University.com. Additionally, through www.Learn2.com, visitors can access our content that includes tips and step-by-step instructions on a broad spectrum of skills, activities and tasks, as well as our multimedia tutorials. Our e-learning products are also available on CD-ROM and video and can be purchased from our Website and major retailers nationwide.

    Through our subsidiary, etracks.com, Inc., we provide permission e-mail marketing and tracking services to customers that have "opt-in" e-mail customer lists. etracks' services include e-mail creation, delivery, tracking and response analysis for a high volume of client e-mail accounts in a short period of time. We also have developed a proprietary member database of over 500,000 Internet users who have "opted-in" to receive promotional e-mails. Our clients can supplement their internally developed customer lists with our member database. In addition, during 2000 and prior, through periodic e-mails we marketed various electronics and other products to our members. The demand for permission e-mail marketing and tracking services has increased over the past few years and we expect that the demand will continue to grow for the foreseeable future. We believe that etracks' technology enables more robust and useful tracking capabilities than its competitors'.

    Our goal is to become the world's leading provider of engaging e-learning products and services. To achieve this goal, we expect to focus on our four primary objectives: creating a trusted brand, developing and owning creative and engaging content, enhancing our patented state-of-the-art technologies and offering services to meet the needs of our clients. In 1999, we changed our company's name from 7th Level, Inc. to Learn2.com, Inc. We made the change to create a single recognized brand that more closely aligned our corporate identity with our product and service offerings.

History

    Learn2 was founded in 1993 with the goal of becoming a leading developer and publisher of interactive entertainment and educational content as well as a creator of state-of-the-art tools and technologies. In 1998, our research and development activities were focused primarily on developing and enhancing our agent technology. In early 1999, we recognized that appropriate applications of this technology were in the delivery of training and learning and therefore we abandoned our interactive entertainment business and focused our efforts on e-learning.

    In 1999, to strengthen our position in the e-learning marketplace, we acquired three companies that enhanced our brand, content, technologies and services capabilities: Street Technologies, Inc., a privately held company that developed and marketed technology-based training solutions delivered over intranets and the Internet utilizing a patented streaming technology and provided custom service capabilities; Panmedia Corporation, a privately held company that produced www.Learn2.com, a popular Website that offered step-by-step instructions on skills, activities and tasks; and ViaGrafix Corporation, a publicly traded company which developed, produced and marketed technology-based training tutorials delivered on CD-ROMs and video tapes as well as computer aided design ("CAD") software. The CAD product line was sold in March 2000. Through etracks, ViaGrafix also provided permission e-mail broadcast solutions and conducted e-commerce. These acquisitions provided us with the Learn2 brand, and a stronger mix of content, technologies and service offerings.

    As set forth in Note 4 to our consolidated financial statements, our reported results of operations for all periods prior to August 23, 1999 do not reflect the results of ViaGrafix and prior to February 16, 1999 do not reflect the results of Street Technologies, Inc. Consequently, the results prior to these dates and our consolidated balance sheet at December 31, 1998 are not reflective of our operations and financial position as presently constituted.

    Effective January 1, 2000, Learn2 has adopted Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition In Financial Statements". SAB 101 expresses the views of the Securities and Exchange Commission ("SEC") in applying accounting principles generally accepted in the United States to certain revenue recognition issues.

    Learn2's adoption of SAB No. 101 resulted in a change in method of accounting for cooperative advertising expenses. In accordance with previously existing accounting principles, Learn2 recorded cooperative advertising expenses as a sales and marketing expense. During 2000, as a result of new interpretations of generally accepted accounting principles by the SEC through the issuance of SAB 101, Learn2 was required to change the accounting policy for cooperative advertising, to record these expenses as a reduction of gross revenues.

    The effect of the adoption of SAB No. 101 was to decrease both revenues and sales and marketing expenses by $3.5 million. SAB No. 101 has been adopted as a change in accounting principle, effective January 1, 2000. The adoption of SAB No. 101 resulted in no change to previously reported earnings, as this was a reclassification between revenue and sales and marketing expenses. Learn2 has restated its results for the first three quarters of the year ended December 31, 2000, as reflected in Quarterly Financial Data on page 31. Pro forma amounts assuming the new revenue recognition method is applied on a pro forma basis for the year ended December 31, 1999 was a decrease to both net revenues and sales and marketing expenses by $1.3 million.

Sources of Revenue and Revenue Recognition Policy

    Learn2 generates revenue primarily from the sales and licensing of computer software training products and technologies, product development agreements, and broadcast messaging services.

    Revenue from software license agreements is recognized in accordance with the provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition". Software product sales under such license agreements are recognized as revenue upon shipment of the products to customers, provided that there are no significant vendor obligations and collection of the related receivable is probable. In circumstances whereby Learn2 has established vendor specific objective evidence, Learn2 accounts for insignificant vendor obligations and post-contract support over the service period.

    Revenue from on-line sales is recognized when persuasive evidence of an arrangement exits, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Learn2 defers a portion, generally 10% of the selling price of on-line products for hosting and recognizes that hosting ratably over the contractual period. Learn2 recognizes the two components, the software, (or training course) and the service (or hosting) based on their relative fair values.

    Revenue from physical product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped. A reserve is made at the time the related revenue is recognized for estimated product returns based on history, cooperative advertising, or other promotions which may occur under programs Learn2 has with its customers.

    Revenues from broadcast messaging transactions are recognized at the time the broadcast is sent, as Learn2 has no further significant obligations.

    Many of our costs are fixed and are based on anticipated revenue levels. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to expenses, or if expenses continue to exceed revenues, then our results of operations and financial condition would be affected materially and adversely. We expect to incur losses on a quarterly and annual basis for the foreseeable future, however we believe we have adequate resources to realize our business plan.

Results of Operations

    2000 revenues and gross profits increased over 1999 primarily as the result of the inclusion of the full year of revenues from our acquisition of ViaGrafix in 1999. Revenues and gross profits also increased as a result of volume increases in corporate training revenue and revenue associated with our custom business. Operating expenses increased to $53.5 million from $51.5 million in 1999, and included $17.9 million in goodwill and other intangible asset impairments, $6.1 million in fixed and intangible asset amortization, and $600,000 in non-recurring charges in 2000. Operating expenses for the year ended December 31, 1999 included the write-off of acquired in-process technology of $24.8 million, fixed and intangible asset amortization of $3.3 million, restructuring charges of $3.3 million, and non-recurring costs of $300,000. Net loss including these charges was $38.0 million in 2000 as compared to $41.0 million in 1999.

    The following tables set forth industry segment information for the years ended December 31, 2000, 1999 and 1998:

	Revenues			Gross Profit
	2000	1999	1998	2000	1999	1998
	(in thousands)
Learning Services	$17,932	$11,657	$2,674	$13,487	$9,365	$2,202
Broadcast Messaging Services	4,308	1,970	—	2,331	1,027	—
Intersegment elimination	(170)	(60)	—	(128)	(49)	—

Total	$22,070	$13,567	$2,674	$15,690	$10,343	$2,202

	Identifiable Assets
	2000	1999	1998
Learning Services	$49,918	$74,987	$13,419
Broadcast Messaging Services	403	638	—

Total	$50,321	$75,625	$13,419

2000 COMPARED TO 1999

Learning Services

    Learning Services revenues primarily consist of corporate learning products, technologies and services sold or distributed through the Internet and of physical products sold online, to online merchants and through traditional retail channels. Cost of revenues consists of the expenses associated with the production and shipment of our physical products, costs related to develop custom courses, for specific customers and content royalties.

    Revenues for Learning Services increased $6.2 million or 53.0% to $17.9 million for 2000 from $11.7 million for 1999. The gross profit for Learning Services was approximately 75.2% of revenues for 2000 and approximately 80.3% of revenues for 1999. In 2000, as a result of the adoption of SAB 101, cooperative advertising expenses were recorded as a reduction of gross revenue.

    For 2000, these revenues consisted of corporate learning products, technologies and services sold, licensed or distributed through the Internet of approximately $9.2 million, physical learning products sold online, to online merchants and through traditional retail channels of approximately $7.6 million, software sales related to our CAD product line (sold in March 2000) of approximately $400,000 and other revenue of approximately $700,000. For 1999, Learning Services revenues were $11.7 million and consisted of approximately $4.1 million of corporate learning products, technologies and services sold or distributed through the Internet, approximately $5.5 million of physical learning products sold online, to online merchants and through traditional retail channels, and approximately $400,000 of software sales related to our CAD product line, and advertising and other legacy revenues of approximately $1.7 million. The 1999 revenues include revenue from the operations acquired in the ViaGrafix acquisition that relate to our Learning Services segment from August 23, 1999. Gross profit fluctuated from year to year as a result of differences in the composition of revenues.

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

    Revenues for Broadcast Messaging Services increased $2.3 million or 115.8% to $4.3 million for 2000, compared to $1.9 for 1999. Broadcast Messaging Services gross profit was 54.1% of revenues for 2000 compared to 51.2% of revenues for 1999. The 1999 revenues include revenues from the operations acquired in the ViaGrafix acquisition that relate to our Broadcast Messaging Services segment from August 23, 1999.

Operating Expenses

Research and Product Development

    For 2000, research and product development expenses were $6.9 million compared to $4.0 million in 1999. Research and product development expenses relate to the development and enhancement of our technologies, content, Website and product design. The 2000 amount includes the research and product development expenses of ViaGrafix and Street Technologies, Inc. for 2000, whereas the 1999 amounts include the results of ViaGrafix from August 23, 1999 and the results of Street Technologies, Inc. from February 16, 1999. The overall increase is attributable primarily to costs associated with the production and development of multimedia content.

    We believe that investment in research and product development is required to remain competitive. Therefore, we anticipate continued spending for research and product development in future periods.

Sales and Marketing

    For 2000, sales and marketing expenses were $12.1 million compared to $10.5 million 1999. Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses and costs of marketing materials. The 2000 amount includes the sales and marketing expenses of ViaGrafix and Street Technologies for 2000, whereas the 1999 amounts include the results of ViaGrafix from August 23, 1999 and the results of Street Technologies, Inc. from February 16, 1999. The 1999 amount also includes cooperative advertising of approximately $1.3 million which effective January 1, 2000 has been accounted for as a reduction of gross revenues. The overall increase is attributable primarily to increased sales and marketing personnel, costs for print media and other product related advertising.

    Sales and marketing expenses may increase in future periods in our continued effort to achieve growth in revenue and as we introduce new products.

General and Administrative

    For 2000, general and administrative expenses were $9.9 million compared to $5.3 million for 1999. General and administrative expenses consist primarily of personnel related costs, occupancy costs and professional service fees. The 2000 amount includes the general and administrative expenses of ViaGrafix and Street Technologies for the year ended December 31, 2000, whereas the 1999 amounts include the results of ViaGrafix from August 23, 1999 and the results of Street Technologies, Inc. from February 16, 1999. The overall increase is attributable primarily to increased personnel costs and professional fees associated with a larger organization.

Depreciation and Amortization

    Depreciation and amortization expenses were $6.1 million for 2000 compared to $3.3 million for 1999. The 2000 expenses included approximately $1.2 million of depreciation of fixed assets, $1.9 million of amortization of capitalized content development and $3.0 million of amortization of goodwill and intangible assets related to the Street Technologies, Inc. and ViaGrafix acquisitions. The 1999 expenses included approximately $708,000 of depreciation of fixed assets, $311,000 of amortization of computer software and $2.3 million of amortization of goodwill and intangible assets related to the acquisitions of Street Technologies, Inc. and ViaGrafix Corporation.

Restructuring Charges

    Restructuring charges incurred for 1999 were approximately $3.3 million and related to our business combinations with Street Technologies, Inc. and ViaGrafix Corporation of approximately $2.3 million and $1.0 million, respectively. The charges were comprised of approximately $1.4 million related to the write-off of redundant assets, $551,000 related to excess office space and other costs and $1.4 million in employee severance costs.

Non-recurring Costs

    During the second quarter of 2000, we completed the intergration of the ViaGrafix and Panmedia mergers which began in 1999. As a result, we recorded a non-recurring charge of approximately $641,000 primarily for severance. During the second quarter of 1999, we completed our merger with Panmedia Corporation. We recorded a non-recurring charge of approximately $277,000 for transaction costs associated with the merger.

Acquired In-process Technology

    In 1999, in connection with our acquisitions of Street Technologies, Inc., and ViaGrafix, we allocated approximately $9.7 million and $15.1 million of their respective purchase prices to acquired in-process technology. Accordingly these cost were expensed as of the acquisition date. Amounts allocated to acquired in-process technology relate to projects that had not yet reached technological feasibility and that, until completion of development, had no alternative future use. The technologies acquired required substantial additional development.

Impairment of Goodwill and Other Intangible Assets

    As a result of the operating losses incurred by ViaGrafix, Learn2 reviewed the recoverabilitity of the goodwill and other intangible assets associated with its acquisition of ViaGrafix in accordance with its accounting policy for long-lived assets. Based on an analysis of projected undiscounted cash flows, Learn2 determined that the carrying value of such goodwill and other intangible assets was impaired. Accordingly, Learn2 engaged an outside appraiser to assist with the analysis and based upon the resulting valuation, Learn2 recognized approximately $17.9 million in impairment charges. The impairment charge was comprised of approximately $8.9 million of goodwill, $8.5 million of intangible assets, and $500,000 of capitalized software. The impairment charges are equal to the difference between the carrying amount of these assets and the estimated fair value at December 31, 2000.

Interest Expense

    Interest expense was approximately $994,000 for 2000 compared to $146,000 for 1999. Interest expense in 2000 related primarily to interest on the $10.0 million convertible debenture issued in 2000. Interest expense in 1999 related primarily to expense on the conversion of notes payable.

Interest Income

    Interest income was approximately $632,000 for 2000 compared to $404,000 for 1999. Interest income consists primarily of interest earned on overnight investments.

Other Income (Expense), Net

    Other income (expense), net was approximately $223,000 of income for 2000 compared to $168,000 of expense for 1999.

Net Loss

    The net loss was $38.0 million for 2000 compared to $41.0 million for 1999 and was attributable to the factors discussed above.

1999 COMPARED TO 1998

    1999 revenues and gross profits increased over 1998 primarily as the result of the inclusion of the revenues from our acquisitions of Street Technologies from February 16, 1999 and ViaGrafix from August 23, 1999. Total operating expenses increased to $51.5 million from $10.1 million in 1998, and included the write-off of acquired in-process technology of $24.8 million, fixed and intangible asset amortization of $3.3 million, restructuring charges of $3.3 million, and non-recurring costs of $300,000. Net loss including these charges was $41.0 million in 1999 as compared to $10.6 million in 1998.

REVENUES

Learning Services

    Learning Services revenues primarily consist of corporate learning products, technologies and services sold or distributed through the Internet and of physical products sold online, to online merchants and through traditional retail channels through traditional retail channels. Cost of revenues consists of the expenses associated with the production and shipment of our physical products, costs related to develop custom courses, for specific customers and content royalties.

    Revenues increased $10.9 million or 404% over 1998 revenues to $11.7 million in 1999 from $2.7 million in 1998. In 1998, revenues related primarily to royalties on licensed technologies related to our entertainment business and Web development. The gross profit for Learning Services was approximately 80.3% of revenues for 1999 and approximately 82.3% of revenues 1998.

    In 1999, these revenues consisted of approximately $4.0 million of corporate learning products, technologies and services sold or distributed through the Internet, approximately $5.5 million of physical learning products sold online, to online merchants and through traditional retail channels, approximately $400,000 of software sales related to our CAD product line, and advertising and other legacy revenues of approximately $1.7 million. The 1999 revenues include revenue from the operations acquired in the ViaGrafix acquisition that relate to our Learning Services segment from August 23, 1999 and the results from Street Technologies from February 16, 1999. Gross profit fluctuated from year to year as a result of differences in the composition of revenues.

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

    Revenues for Broadcast Messaging Services was $1.9 million for 1999 and were related to our ViaGrafix acquisition on August 23, 1999. Broadcast Messaging Services gross profit was 51.2% of revenues for 1999. In 1998, there were no revenues associated with this segment.

Operating Expenses

Research And Product Development Expenses

    Research and product development expenses were $4.0 million for 1999, as compared to $2.4 million for 1998. Research and product development relates to technology, Website and tutorial development. The overall increase is attributable primarily to costs associated with the production and development of multimedia content.

Sales And Marketing

    Sales and marketing expenses increased $9.9 million, from $600,000 in 1998 to $10.5 million in 1999. Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade-show expenses and costs of marketing materials. The overall increase was attributable to $6.5 million in costs related to increased sales and marketing staff to focus on direct and indirect licensing and sales to corporations, $2.6 million for cooperative, print media and other product related advertising expenses and $800,000 for promoting the Learn2 brand.

General And Administrative Expenses

    General and administrative expenses remained unchanged at $5.3 million for 1999 and 1998 General and administrative expenses consist primarily of personnel related costs, occupancy costs and professional service fees. The 1999 expenses relate to the structure of the newly merged companies. In 1998, expenses included approximately $1.4 million related to stock grants to two of our directors.

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

Acquired In-Process Technology

    In 1999, in connection with our acquisitions of Street Technologies, Inc. and ViaGrafix, we allocated approximately $9.7 million and $15.1 million, respectively, of the purchase prices to acquired in-process technology. Accordingly, these costs were expensed as of the respective acquisition dates. Amounts allocated to acquired in-process technology relate to projects that had not yet reached technological feasibility and that, until completion of development, had no alternative future use. The technologies acquired required substantial additional development.

Non-Recurring Costs

    During the second quarter of 1999, we recorded a non-recurring charge of approximately $277,000 for transaction costs associated with the Panmedia merger.

Interest Expense

    Interest expense was approximately $146,000 for 1999 compared to $1.8 million in 1998. Interest expense in 1999 primarily related to expense on the conversion of notes payable. Interest expense in 1998 primarily related to related primarily to debt issuance costs and the accretion of debt discount.

Interest Income

    Interest income was approximately $404,000 for 1999 compared to $335,000 in 1998. Interest income consists primarily of interest earned on overnight investments.

Other Income (Expense), Net

    Other income (expense), net was approximately $168,000 of expense compared to $1.3 million of expense in 1998. Other expenses in 1998 consisted primarily of a $1.5 million charge relating to the disposal of assets offset by the reversal of accrued royalty expense in excess of actual liabilities.

Net Loss

    The net loss was $41.0 million for 1999 compared to $10.6 million for 1998 and was attributable to the factors discussed above.

QUARTERLY RESULTS OF OPERATIONS

	Three Months Ended
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)
	(In thousands, except per share amounts)
2000
Revenue	$5,447	$6,126	$5,771	$4,726
Gross margin	3,680	4,199	4,330	3,481
Net loss available to common shareholders	(5,849)	(4,994)	(4,007)	(23,140	)(2)
Basic and diluted loss per common share	(0.11)	(0.09)	(0.07)	(0.44)
	Three Months Ended
	March 31	June 30	September 30	December 31
1999
Revenue	$1,025	$1,791	$3,403	$7,348
Gross margin	839	1,351	2,882	5,271
Net loss available to common shareholders	(13,605)	(2,594)	(19,160)	5,677
Basic and diluted loss per common share	(0.47)	(0.08)	(0.45)	(0.11)

    On a quarterly basis, Learn2 reports pro forma results. These results exclude the effects of interest, other income and most non-cash operating expenses, including depreciation and amortization. In addition other items not related to the on-going operations of Learn2 are also included in the determination of pro forma results.

    In 2000, other items included a charge of $17.9 million in the fourth quarter, related to impairment of intangible assets and goodwill (Note 4); and a charge of $641,000 related to non-recurring charges, in the second quarter (Note 8).

Reconciliation of Net Loss to Pro Forma Loss:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2000
Net loss available to common shareholders	$(5,849)	$(4,994)	$(4,007)	$(23,140)
Interest and other, net	(113)	95	125	32
Non-recurring charges	—	641	—	—
Impairment of goodwill and other intangible assets	—	—	—	17,883
Depreciation and amortization	1,444	1,383	1,505	1,728

Pro forma loss	(4,518)	(2,875)	(2,377)	(3,497)
Pro forma loss per common share	(0.09)	(0.05)	(0.04)	(0.07)
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
1999
Net loss available to common shareholders	$(13,605)	$(2,594)	$(19,160)	$(5,677)
Interest and other, net	41	(117)	89	(103)
Non-recurring charges	—	277	—	—
Acquired in-process technology	9,677	—	15,100	—
Restructuring charges	2,493	—	999	(150)
Depreciation and amortization	379	610	833	1,478

Pro forma loss	(1,015)	(1,824)	(2,139)	(4,452)
Pro forma loss per common share	(0.04)	(0.06)	(0.05)	(0.09)

    The quarterly earnings per share data above are computed independently for each of the quarters presented. As such, the sum of the quarterly per common share information may not equal the full year amounts due to rounding differences resulting from changes in the weighted-average number of common shares outstanding.

(1)
In connection with Learn2 's adoption of SAB No. 101 effective January 1, 2000 Learn2 began recording cooperative advertising expenses as a reduction of gross revenues. This change had no effect on previously reported results. Learn2 has restated its results for the first three quarters of the year ended December 31, 2000. Revenues previously reported for the quarters ended March 31, June 30 and September 30 were $6,446, $7,084, and $7,053, respectively.

(2)
Includes a charge of approximately $17.9 million for the impairment of goodwill and other intangible assets in the fourth quarter of 2000.

    In 1999, other items included various charges associated with the business combinations Learn2 completed in 1999 (Note 4).

LIQUIDITY AND CAPITAL RESOURCES

    Since inception we have financed our operations primarily through private placements of equity and debt securities and public offerings of our common stock. To date, we continue to use cash and operate at a loss. Our ability to achieve positive cash flow depends upon a variety of factors, including the timely introduction and market success of our products, the costs of developing, producing and marketing these products, adoption of the Internet as a medium of commerce and delivery of services, and various other factors, some of which may be beyond our control. We are making a substantial investment in our business and may need to raise additional funds. In the event that we need to raise additional funds we may not be successful nor can we predict the terms under which such funds would be available. If additional funds are not available we may not be able to meet our on-going expense unless we change our business plan, sell non-strategic assets, curtail expenditures, and/or employ other strategies as are required in these circumstances.

    We have and continue to seek ways of facilitating our ability to attract larger companies as customers and augmenting our balance sheet. In that regard the we have explored various alternatives relating to potential financings, strategic alliances and business combinations. We are currently in advanced discussions with another company concerning a business combination pursuant to which our outstanding debt would be converted into equity and our shareholders (including holders of our outstanding debt) would receive slightly less than one half of the equity of the combined entity.

    Net cash used in operating activities was $14.6 million. Cash used in operating activities resulted primarily from our net loss and an overall decrease in operating assets and liabilities, partially offset by increases from non-cash charges. Non-cash charges primarily include the impairment of goodwill and other intangible assets and depreciation and amoritzation of fixed and intangible assets.

    Net cash used in investing activities was $123,000 and consists primarily of proceeds of $1.6 million from the sale of assets and $902,000 from the sale of short-term investments, offset by capital expenditures of approximately $2.1 million and capitalized development costs of $602,000.

    Net cash provided by financing activities was $12.3 million and consists of proceeds of $10.0 million from the issuance of a convertible debenture (as described below), $2.3 million from the issuance of common stock under stock option plans. As of December 31, 2000, we had $4.8 million of cash and cash equivalents. As of December 31, 2000, our commitments consisted primarily of obligations under operating leases. We have no material commitments for capital expenditures. Additionally, we will continue to evaluate possible acquisitions of products and technologies that are complementary to ours, which may require the use of cash.

    On March 10, 2000, we entered into a Securities Purchase Agreement with RGC International Investors LDC and pursuant thereto we issued a $10.0 million 6% convertible debenture to RGC due March 10, 2003. The debenture is convertible at any time at the option of the holder at a conversion price of $0.41 per share and is subject to anti-dilution provisions. Under certain conditions, the debenture automatically converts after one year. The conversion price of the debenture may also be reset to the market value of our common stock on the second anniversary of the convertible debenture if the price of our common stock declines below $0.41 on the second anniversary. In addition, RGC was granted a five-year warrant to purchase 337,268 shares of our common stock exercisable at $7.41 per share. The value of this warrant has been recorded as a debt discount and is being amortized over the life of the related debt.

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

    We did not hold derivative financial instruments as of December 31, 2000 and have never held these instruments in the past.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required pursuant to this item are included in Item 14 of this Annual Report on Form 10-K and are presented beginning on page      .

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

      "We were previously principal accountants for 7th Level, Inc. and under the date of January 30, 1998, we reported on the consolidated financial statements of 7th Level, Inc. and subsidiaries as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997. On January 15, 1999, our appointment as principal accountants was terminated. We have read 7th Level, Inc.'s statements included under Item 4 of its Form 8-K dated January 15, 1999 and agree with such statements, except that we are not in a position to agree or disagree with 7th Level, Inc.'s statement that the change in principal accountants was recommended by the Company's Board of Directors."

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

	Three Months Ended September 30, 1998		Nine Months Ended September 30, 1998
	As Restated	As Originally Reported	As Restated	As Originally Reported
Net loss available to common Stockholders	$(7,922,802)	$(17,414,526)	$(15,474,901)	$(24,966,625)
Loss per common share	$(0.45)	$(1.00)	$(1.00)	$(1.62)
	September 30, 1998
	As Restated	As Originally Reported
Additional capital	$83,990,864	$83,482,588
Accumulated deficit	$(83,635,328)	$(83,127,052)

PART III

    The Items comprising Part III information will be filed as an amendment to this Form 10-K no later than 120 days after December 31, 2000, the end of Learn2's fiscal year covered by this Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  Consolidated Financial Statements. The following consolidated financial statements, and related notes, of Learn2.com, Inc. and the Report of Independent Public Accountants are filed as part of this Form 10-K.

	PAGE
Index to Consolidated Financial Statements:
Report of Independent Public Accountants	F	-1
Consolidated Balance Sheets	F	-2
Consolidated Statements of Operations	F	-3
Consolidated Statement of Changes in Stockholders' Equity	F	-4
Consolidated Statements of Cash Flows	F	-5
Notes to Consolidated Financial Statements	F	-6

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

Exhibit No.		Description
2.1		Agreement and Plan of Merger, dated as of February 16, 1999, by and among Learn2.com, Inc. (formerly 7th Level, Inc.) (the "Company"), 7th Level Merger Corporation, Street Technologies, Inc. and the stockholders of Street Technologies, Inc. named therein (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on February 25, 1999).
2.2		Agreement and Plan of Merger, dated as of May 13, 1999, by and among the Company, 7th Level Acquisition Corporation, Panmedia Corporation, Jason Roberts and Patricia Roberts (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 26, 1999).
2.3		Agreement and Plan of Merger, dated as of June 1, 1999, by and among the Company, 7th Level Merger Corporation and ViaGrafix Corporation (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 15, 1999).
3(i	)	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference as an exhibit to the Company's Amendment No. 1 to the Registration Statement on Form S-1 filed with the Commission on May 18, 1994).
3(ii	)	Bylaws of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-1 filed with the Commission on May 18, 1994).
10.1		Amended and Restated Incentive Stock Option Plan (incorporated by reference as an exhibit to the Company's Definitive Proxy Statement filed with the Commission on June 22, 1999).
10.2		Employee Stock Purchase Plan (incorporated by reference as an exhibit to the Company's Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on September 19, 1994).

10.3	1999 Stock Option Plan (incorporated by reference as an exhibit to the Company's Definitive Proxy Statement filed with the Commission on June 22, 1999).
10.4	2000 Non-Employee Directors' Stock Option Plan (incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on July 13, 2000).
10.5	Subscription Agreement, dated as of December 14, 1998, as amended, by and between the Company and Fletcher International Limited (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on December 17, 1998).
10.6	Employment Agreement dated as of February 16, 1999 by and between the Company and Stephen Gott (incorporated by reference as an exhibit to the Company's Form 10-K for the year ended December 31, 1998).
10.7	Form of Non-Competition Agreement by and between the Company and Michael A. Webster (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 15, 1999).
10.8	Form of Non-Competition Agreement by and between the Company and Robert E. Webster (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 15, 1999).
10.9	Form of Indemnity Agreement by and among the Company, Michael A. Webster, Robert E. Webster and Robert C. Moore, Jr. (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 15, 1999).
10.10	Warrant issued to RGC International Investors, LDC (incorporated by reference into the Company's Current Report on Form 8-K filed with the Commission on March 15, 2000).
10.11	Securities Purchase Agreement, dated as of March 10, 2000, by and among the Company and RGC International Investors, LDC (incorporated by reference into the Company's Current Report on Form 8-K filed with the Commission on March 15, 2000).
10.12	Registration Rights Agreement, dated as of March 10, 2000, by and among the Company and RGC International Investors, LDC (incorporated by reference into the Company's Current Report on Form 8-K filed with the Commission on March 15, 2000).
10.13	Convertible Debenture issued to RGC International Investors, LDC (incorporated by reference into the Company's Current Report on Form 8-K filed with the Commission on March 15, 2000).
16.1	KPMG LLP letter dated January 22, 1999 (incorporated by reference into the Company's Current Report on Form 8-K filed with the Commission on January 22, 1999).
23.1	Consent of Arthur Andersen LLP
99.1	Unaudited Pro Form Condensed Combined Financial Statements as of and for the six months ended June 30, 1999 and the year ended December 31, 1998 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on November 12, 1999).
99.2	Report of Independent Auditors (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on November 12, 1999).

(b)
Reports on Form 8-K

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, State of New York, on April 13, 2001.

LEARN2.COM, INC.
By:	/s/ MARC E. LANDY Marc E. Landy Chief Financial Officer, Executive Vice President and Secretary

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. CANNAVINO James A. Cannavino	Director	April 13, 2001
/s/ DONALD SCHUPAK Donald Schupak	Chairman of the Board of Directors	April 13, 2001
/s/ S. LEE KLING S. Lee Kling	Director	April 13, 2001
/s/ ROBERT ALAN EZRIN Robert Alan Ezrin	Vice Chairman of the Board	April 13, 2001
/s/ STEPHEN P. GOTT Stephen P. Gott	President, Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2001
/s/ MARC E. LANDY Marc E. Landy	Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)	April 13, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Learn2.com, Inc.

    We have audited the accompanying consolidated balance sheets of Learn2.com, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    As discussed in Note 3 the Company changed its method of accounting for revenue recognition related to arrangements that include cooperative advertising.

                      Arthur Andersen LLP

New York, New York
April 13, 2001

LEARN2.COM, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
(in thousands, except share and per share data)

	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$4,760	$7,228
Short term investments	—	902
Accounts receivable, net of allowances of $1,439 and $1,662, respectively	3,373	3,152
Inventories	1,493	797
Prepaid expenses and other current assets	906	1,549

Total current assets	10,532	13,628
Fixed assets, net	4,981	4,547
Capitalized software, net	14,915	16,911
Intangible assets, net	5,011	15,257
Goodwill, net	14,343	25,112
Other assets	539	170

Total assets	$50,321	$75,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,692	$3,135
Accrued expenses	3,531	4,015
Current portion of deferred revenue	1,345	1,105
Other current liabilities	246	232

Total current liabilities	8,814	8,487
Deferred revenue	93	547
Convertible debenture, net of unamortized debt discount of $729	9,271	—
Other liabilities	20	77

Total liabilities	18,198	9,111
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized; 52,881,618 and 51,715,739 shares issued and outstanding in 2000 and 1999, respectively	529	517
Additional paid-in capital	197,287	193,700
Notes receivable from directors	(1,687)	(1,687)
Accumulated deficit	(164,006)	(126,016)

Total stockholders' equity	32,123	66,514

Total liabilities and stockholders' equity	$50,321	$75,625

The accompanying notes are an integral part of these consolidated balance sheets.

LEARN2.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(in thousands, except share and per share data)

	2000	1999	1998
Net revenues	$22,070	$13,567	$2,674
Cost of revenues	6,380	3,224	472

Gross profit	15,690	10,343	2,202
Operating expenses:
Research and product development	6,891	3,952	2,396
Sales and marketing	12,146	10,547	595
General and administrative	9,920	5,274	5,326
Depreciation and amortization	6,060	3,300	1,822
Restructuring charges	—	3,342	—
Acquired in-process technology	—	24,777	—
Impairment of goodwill and other intangible assets	17,883	—	—
Non-recurring costs	641	277	—

Total operating expenses	53,541	51,469	10,139

Operating loss	(37,851)	(41,126)	(7,937)
Interest expense	(994)	(146)	(1,732)
Interest income	632	404	335
Other income (expense), net	223	(168)	(1,277)

Net loss	(37,990)	(41,036)	(10,611)
Dividends on Preferred Stock	—	—	338
Beneficial conversion feature associated with Preferred Stock	—	—	5,479

Net loss available to common stockholders	$(37,990)	$(41,036)	$(16,428)

Basic and diluted loss per common share	$(0.72)	$(1.06)	$(0.92)

Weighted average basic and diluted common shares outstanding	52,702,411	38,846,236	17,899,018

The accompanying notes are an integral part of these consolidated financial statements.

LEARN2.COM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Years Ended December 31, 2000, 1999 And 1998
(in thousands)

							Notes and Accounts Receivable From Directors
	Common Stock
			Convertible Preferred Series A	Convertible Preferred Series B	Additional Capital	Cumulative Translation Adjustment		Accumulated (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 1997	15,328	$153	$—	$—	$70,640	$13	$—	$(68,281)	$2,525
Issuance of Series A Preferred Stock (net of issuance costs of $3,021)	—	—	2,479	—	2,790	—	—	—	5,269
Issuance costs in connection with Notes	—	—	—	—	1,467	—	—	—	1,467
Beneficial conversion feature	—	—	—	—	5,479	—	—	(5,479)	—
Conversion of Series A Preferred Stock to Series B Preferred Stock	—	—	(2,479)	2,479	—	—	—	—	—
Conversion of Notes to Series B Preferred Stock	—	—	—	3,000	1,500	—	—	—	4,500
Common Stock issued on conversion of Series B Preferred Stock	4,303	43	—	(4,850)	4,807	—	—	—	—
Common Stock dividends	107	1	—	—	278	—	—	(279)	—
Common Stock issued in private placement	1,667	17	—	—	4,683	—	—	—	4,700
Warrants issued to non-employees	—	—	—	—	32	—	—	—	32
Common Stock issued upon exercise of warrants	2,813	28	—	—	—	—	—	—	28
Common Stock granted to Officers	765	7	—	—	1,379	—	—	—	1,386
Common Stock issued under Stock Option Plans and Stock Purchase Plan	325	3	—	—	867	—	—	—	870
Compensation expense on options issued to non-employees	—	—	—	—	41	—	—	—	41
Foreign currency translation adjustment	—	—	—	—	—	(13)	—	—	(13)
Dividend distribution	—	—	—	—	—	—	—	(71)	(71)
Net loss	—	—	—	—	—	—	—	(10,611)	(10,611)

Balance at December 31, 1998	25,308	252	—	629	93,963	—	—	(84,721)	10,123
Common Stock issued on conversion of Series B Preferred Stock	698	7	—	(629)	622	—	—	—	—
Common Stock issued on conversion of Series D Preferred Stock	7,220	72	—	—	(72)	—	—	—	—
Stock issued in connection with Street Technologies, Inc. acquisition	4,948	49	—	—	36,439	—	—	—	36,488
Series B dividends paid in Common Stock	24	—	—	—	73	—	—	(73)	—
Common Stock issued on exercise of warrants	575	6	—	—	—	—	—	—	6
Common Stock issued upon conversion of notes payable	187	2	—	—	571	—	—	—	573
Warrants and options issued to non-employees	—	—	—	—	1,522	—	—	—	1,522
Notes and accounts receivable from directors from the exercise of stock options	—	—	—	—	—	—	(1,934)	—	(1,934)
Repayment of notes and accounts receivable from directors from the exercise of stock options	—	—	—	—	—	—	247	—	247
Common Stock issued under Stock Option Plans and Stock Purchase Plan	2,020	21	—	—	3,895	—	—	—	3,916
Stock issued in connection with ViaGrafix acquisition	10,686	107	—	—	56,669	—	—	—	56,776
Series D Preferred Stock issued under Stock Option Plan	—	—	—	—	18	—	—	—	18
Dividend distribution	—	—	—	—	—	—	—	(186)	(186)
Financing costs	50	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	—	—	(41,036)	(41,036)

Balance at December 31, 1999	51,716	517	—	—	193,700	—	(1,687)	(126,016)	66,514
Warrant issued in connection with convertible note	—	—	—	—	1,000	—	—	—	1,000
Common Stock issued under Stock Option Plans	1,166	12	—	—	2,266	—	—	—	2,278
Warrants issued to non-employees	—	—	—	—	321	—	—	—	321
Net loss	—	—	—	—	—	—	—	(37,990)	(37,990)

Balance at December 31, 2000	52,882	$529	$—	$—	$197,287	$—	$(1,687)	$(164,006)	$32,123

The accompanying notes are an integral part of these consolidated financial statements.

LEARN2.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(in thousands)

	2000	1999	1998
Cash flows from operating activities:
Net loss	$(37,990)	$(41,036)	$(10,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation and interest	1,932	791	3,108
Depreciation and amortization	6,060	3,300	1,821
Impairment of long-lived assets	17,883	—	—
Bad debt expense	603	37	—
	—		—
Gain (loss) on sale of assets	(52)	—	1,519
Restructuring charges	—	3,342	—
Acquired in-process technology	—	24,777	—
Other	(88)	137	188
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(824)	(1,085)	1,004
Inventories	(763)	(286)	18
Other current assets	(212)	688	388
Other assets	(371)	299	452
Accounts payable	557	1,954	(925)
Accrued expenses and other current liabilities	(883)	(1,397)	(3,024)
Other net long-term liabilities	(475)	(480)	—

Net cash used in operating activities	(14,623)	(8,959)	(6,062)

Cash flows from investing activities:
Proceeds from sale of assets	1,632	—	98
Proceeds from sales of short-term investments	902	—	—
Cash acquired from acquisition of businesses, net of acquisition costs	—	6,516	—
Capitalized content development costs	(602)	(1,015)	—
Capital expenditures, net	(2,055)	(2,649)	(130)
Non-recurring charges related to acquisition	—	277	—

Net cash (used in) provided by investing activities	(123)	3,129	(32)

Cash flows from financing activities:
Net proceeds from private placement of common stock	—	—	4,700
Net proceeds from issuance of Preferred Stock	—	—	5,269
Net proceeds from debt issuance	10,000	(46)	4,311
Dividends distributed	—	(186)	—
Principal payments under capital lease obligations	—	(120)	(187)
Issuance of common stock under stock option and stock purchase plan	2,278	2,229	870
Other	—	(132)	(35)

Net cash provided by financing activities	12,278	1,745	14,928

Net (decrease) increase in cash and cash equivalents	(2,468)	(4,085)	8,834

Cash and cash equivalents, beginning of period	7,228	11,313	2,479

Cash and cash equivalents, end of period	$4,760	$7,228	$11,313

Supplemental disclosure of cash flow information—Cash paid for interest	$15	$31	$75

See notes 4,6,7, and 11 for supplemental disclosures on acquisition information and non-cash financing activities.

The accompanying notes are an integral part of these consolidated financial statements.

LEARN2.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2000

NOTE 1. INCORPORATION AND NATURE OF BUSINESS

    Learn2.com, Inc. together with its subsidiaries ("Learn2") is a Learning Service Provider ("LSP") for corporate, government and individual clients. Learn2's offerings include engaging learning and training products delivered on physical media and online and complementary services. Learn2 also provides permission e-mail marketing and tracking services to companies that engage in commerce and advertising on the Internet as well as other companies that have a need for these services. During the third quarter, as a result of the realignment of the responsibilities of certain senior executives, management began to manage the business in two operating segments: Learning Services and Broadcast Messaging Services.

    Learn2 has incurred significant losses since inception including operating losses of approximately $37.9 million in 2000, $41.1 million in 1999 and $7.9 million in 1998. As a relatively new company in a relatively new market, our revenue opportunities are evolving constantly. However in management's judgment Learn2 has adequate resources to realize its current business plan.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation

    The accompanying consolidated financial statements include the accounts of Learn2 and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. (Note 4)

Reclassifications

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

Revenue Recognition

    Effective January 1, 2000, Learn2 adopted Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the Securities and Exchange Commission ("SEC") in applying accounting principles generally accepted in the United States to certain revenue recognition issues (Note 3).

    Learn2 generates revenue primarily from the sales and licensing of computer software training products and technologies, product development agreements, and broadcast messaging services.

    Revenue from software license agreements is recognized in accordance with the provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition". Software product sales under such license agreements are recognized as revenue upon shipment of the products to customers, provided that there are no significant vendor obligations and collection of the related receivable is probable. In circumstances whereby Learn2 has established vendor specific objective evidence, Learn2 accounts for insignificant vendor obligations and post-contract support over the service period.

    Revenue from on-line sales is recognized when persuasive evidence of an arrangement exits, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Learn2 defers a portion, generally 10% of the selling price of on-line products for hosting and recognizes that hosting ratably over the contractual period. Learn2 recognizes the two components, the software, (or training course) and the service (or hosting) based on their relative fair values.

    Revenue from physical product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped. A reserve is made at the time the related revenue is recognized for estimated product returns based on history, cooperative advertising, or other promotions which may occur under programs Learn2 has with its customers.

    Revenues from broadcast messaging transactions are recognized at the time the broadcast is sent, as Learn2 has no further significant obligations.

Research and Product Development Capitalized Expenditures

    SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", provides for the capitalization of certain software development costs once technological feasibility has been established and until such time as the product is available for general release. All costs incurred prior to technological feasibility are expensed as research and development costs when incurred.

    As described in Note 4, Learn2 allocates a portion of the cost of acquired enterprises to capitalized software based upon the estimated fair value of capitalized software, including software in various stages of development. The fair value of software development projects which have not yet reached technological feasibility and which have no alternative use are expensed as research and development in the period acquired. The fair values of all other developed software products are included in capitalized software and amortized over the expected remaining life of the specific software products. During 1999, in connection with businesses acquired, Learn2 acquired approximately $16.5 million of capitalized software.

    Certain costs of developing and producing tutorials have also been capitalized. In addition, Learn2 capitalizes certain development costs related to its Broadcast Messaging Services Segment. Capitalized costs include direct labor, materials, subcontractors and applicable overhead. During 2000 and 1999, Learn2 capitalized approximately $602,000 and $1.0 million, respectively. These capitalized costs are amortized on a straight-line basis over an estimated useful life of two years.

    Total amortization expense related to capitalized software for the years ended December 31, 2000 and 1999, was approximately $1.9 million and $1.3 million, respectively.

Advertising Expenses

    Except for cooperative advertising (Note 3), Learn2 expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing in the consolidated statements of operations and totaled approximately $1.3 million, $5.1 million and $178,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Internal-Use Software

    Learn2 accounts for internal use software in accordance with AICPA's SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training are expensed as incurred.

Concentration of Credit Risk

    Financial instruments, which subject Learn2 to concentrations of credit risk, consist primarily of its holdings of cash and cash equivalents and accounts receivable. Learn2's credit risk is managed by investing its cash in high-quality money market instruments and securities of high grade corporate issuers.

    Credit is extended to customers based on an evaluation of their financial condition and collateral is not required. Learn2 performs on-going credit evaluations of its customers and maintains an allowance for doubtful accounts.

Fair Value Of Financial Instruments

    Learn2's financial instruments consist of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued expenses. At December 31, 2000 and 1999, the carrying amounts of these instruments approximated their fair value.

Income Taxes

    Learn2 accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

Stock-Based Compensation

    Learn2 accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and

related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation". APB No. 25 provides that the compensation expense related to Learn2's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123 (Note 11). Learn2 accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

    In April 2000, the FASB issued FASB Interpretation No. 44, ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25." This interpretation, which is effective from July 1, 2000, (although certain conclusions in the Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000), is intended to clarify certain problems that have arisen in practice since the issuance of APB 25 including the definition of employee for the purpose of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option award and the accounting for an exchange of stock compensation awards in a business combination. Learn2 adopted FIN 44 during the year ended December 31, 2000. The adoption of FIN 44 did not have a material impact on Learn2's financial statements.

Cash, Cash Equivalents and Investments in Marketable Securities

    Learn2 considers cash equivalents to be all highly liquid investments with a remaining contractual maturity at the date of purchase of three months or less.

    Learn2 classifies its investments in marketable securities as available-for-sale. Accordingly, these investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Learn2 had no material unrecognized gains or losses for the years ended December 31, 2000, 1999 or 1998. Learn2 recognizes gains and losses when securities are sold using the specific identification method. For the years ended December 31, 2000, 1999 and 1998, Learn2 did not recognize any material gains or losses upon the sale of securities.

Inventories

    Inventories are carried at the lower of cost or market, determined on a first-in first-out basis. Cost is determined using the average cost method. Inventories consist primarily of finished goods.

Fixed Assets

    Fixed assets are recorded at cost and are depreciated using accelerated and straight-line methods. Leasehold improvements are amortized over their estimated useful lives, or the term of the leases, whichever is shorter.

Intangible Assets

    Intangible assets relate primarily to the value of installed customer lists, proven research and development and trade names of companies acquired. The cost of the installed customer base, proven research and development and trade names is being amortized on a straight-line basis over periods ranging from 5 to 20 years.

Goodwill

    Goodwill represents the excess of purchase price over the fair value of the identified net assets acquired. Goodwill is amortized over its estimated useful life, generally twenty years. Goodwill amortization expense for the year ended December 31, 2000 and 1999 was approximately $1.3 million and $796,000, respectively. No goodwill amortization was recorded in 1998. Learn2 wrote-off approximately $8.9 million in goodwill during the year ended December 31, 2000 (Note 4).

Impairment of Long-Lived Assets

    Long-lived assets including goodwill, intangible assets, and capitalized software are impaired whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and provides currently for any identified impairments. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated and undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In circumstances where impairment is determined to exist, Learn2 will write down the asset to its fair value. As a result of this review, in 2000, Learn2 recorded an impairment charge of approximately $17.9 million (Note 4).

Basic and Diluted Net Loss Per Share

    Basic loss per share was determined by dividing net loss available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of common equivalent shares and nominal issuances. Common equivalent shares include common stock options and warrants to the extent their effect is not antidilutive, based on the treasury stock method.

    Diluted weighted average shares outstanding do not include 13,188,181, 13,033,193 and 3,903,679 common equivalent shares at December 31, 2000, 1999 and 1998, respectively, as their effect would be anti-dilutive.

New Accounting Pronouncements

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of Statement No. 125", which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces certain new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125 without amendment. SFAS No. 140 has an immediate impact with respect to the collateral provisions of SFAS No. 125, which must be applied for fiscal years ending after December 15, 2000. The other provisions of SFAS No. 140 apply prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001, except for transfers of assets required by commitments made before March 31, 2001, to transferees or beneficial interest holders other than the transferor, its affiliates, or its agents. Management does not believe that the adoption of SFAS No. 140 will have a material impact on the Learn2's results of operations.

    In June 2000, FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133, "Accounting For Derivatives and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. SFAS No 133 is effective for all fiscal quarters beginning after June 15, 2000 (as amended by SFAS No. 137) and will not require retroactive restatement of prior period financial statements. The adoption of SFAS 133 did not have a material impact on Learn2's results of operations.

NOTE 3. CHANGE IN ACCOUNTING PRINCIPLE

    Effective January 1, 2000, Learn2 adopted SAB No. 101. Learn2's adoption of SAB 101 resulted in a change in method of accounting for cooperative advertising expenses. In accordance with previously existing accounting principles, Learn2 recorded cooperative advertising expenses as a sales and marketing expense. During 2000, as a result of new interpretations of generally accepted accounting principles by the SEC through the issuance of SAB No. 101, Learn2 was required to change the accounting policy for cooperative advertising, to record these expenses as a reduction of gross revenues.

    The effect of the adoption of SAB No. 101 as of January 1, 2000 for the year ended December 31, 2000 was to decrease both revenues and sales and marketing expenses by approximately $3.5 million. SAB No. 101 has been adopted as a change in accounting principle, effective January 1, 2000. The SAB No. 101 of the change resulted in no change to previously reported results, as this was only a reclassification between revenue and sales and marketing expenses. In addition, Learn2 has applied the provisions of SAB No. 101 to its results for the first three quarters of the year ended December 31, 2000, as reflected in Quarterly Financial Data on page 31. Pro forma amounts assuming the new revenue recognition method is applied on a pro forma basis for the year ended December 31, 1999 was a decrease to both net revenues and sales and marketing expenses of $1.3 million.

NOTE 4. BUSINESS COMBINATIONS

Pooling Transaction

Panmedia Acquisition

    On May 13, 1999, Learn2 acquired all of the outstanding common stock of Panmedia and accounted for the transaction as a pooling-of-interests. Learn2 exchanged 1,543,860 shares of Learn2 common stock for all the outstanding common shares of Panmedia. Accordingly, the accompanying consolidated financial statements and footnotes for the years ended December 31, 1999 and 1998 have been restated to include the operations of Panmedia.

    For the year ended December 31, 1998, Panmedia's revenues were approximately $1.1 million. For the year ended December 31, 1998, Panmedia's net income was approximately $347,000. For the period from January 1, 1999 through May 13, 1999, prior to acquisition, Panmedia's revenues and net income were approximately $631,000 and $17,000, respectively.

Purchase Transactions

ViaGrafix Acquisition

    On August 23, 1999, Learn2 acquired all of the outstanding stock of ViaGrafix Corporation ("ViaGrafix"), a publicly traded company. Under the terms of the agreement, Learn2 issued approximately 10.7 million shares of its common stock. This represented 1.846 shares for each share of ViaGrafix common stock outstanding. The total value of the transaction was approximately $62.0 million including approximately $2.2 million of assumed liabilities, which consisted primarily of accounts payable, accrued expenses and other current liabilities. The transaction was accounted for using the purchase method of accounting. The results of ViaGrafix for the period from August 23, 1999 through December 31, 1999 are included in the consolidated statements of operations for the year ended December 31, 1999.

    Under the purchase method of accounting, the assets and liabilities acquired were recorded based upon fair values at the date of acquisition. Learn2 recorded approximately $15.7 million in goodwill and $14.1 million in other intangible assets and capitalized software which were being amortized over five to twenty years. Learn2 recorded approximately $804,000 and $365,000 in amortization expense relating to these intangible assets during the years ended December 31, 2000 and 1999, respectively. The accompanying consolidated statement of operations for the year ended December 31, 1999 also includes charges of approximately $15.1 million associated with the write-off of acquired in-process technology and approximately $1.0 million associated with a restructuring charge which includes the write-off of redundant assets, excess office space and employee severance.

    As a result of the operating losses incurred by ViaGrafix, Learn2 reviewed the recoverabilitity of the goodwill and other intangible assets associated with its acquisition of ViaGrafix in accordance with its accounting policy for long-lived assets. Based on an analysis of projected undiscounted cash flows, Learn2 determined that the carrying value of such goodwill and other intangible assets was impaired. Learn2 engaged an outside appraiser to assist with the analysis and based upon the resulting valuation, Learn2 recognized approximately $17.9 million in impairment charges. The impairment charge was comprised of approximately $8.9 million of goodwill, $8.5 million of intangible assets, and $465,000 of capitalized software. The impairment charges are equal to the difference between the carrying amount of these assets and the estimated fair value at December 31, 2000.

Street Technologies Acquisition

    On February 16, 1999, Learn2 acquired all of the outstanding stock of Street Technologies, Inc., a privately held company. To consummate the transaction, Learn2 issued 4,948,182 shares of common stock and 21,644 shares of Series D 8% Preferred Stock (the "Series D Preferred Stock") with an aggregate liquidation preference of $21.6 million. On July 29, 1999, the Series D Preferred Stock was converted into 7,214,666 shares of common stock, the day after the common stockholders' approved the conversion. The total value of the transaction was approximately $40.4 million including $3.1 million of assumed liabilities, which consisted primarily of deferred revenue. The transaction was accounted for using the purchase method of accounting. The results of Street Technologies, Inc. are included in Learn2's consolidated statement of operations from February 16, 1999 through December 31, 1999.

    Under the purchase method of accounting, the assets and liabilities acquired were recorded based upon fair values at the date of acquisition. Learn2 recorded approximately $9.9 million in goodwill and $18.2 in other intangible assets and capitalized software which are being amortized over seven to twenty years. Learn2 recognized approximately $4.9 million and $1.5 million in amortization expense relating to these intangible assets during the years ended December 31, 2000 and 1999, respectively. The accompanying consolidated statement of operations for the year ended December 31, 1999 also includes approximately $2.3 million associated with a restructuring charge which includes the write-off of redundant assets, excess office space and employee severance.

    The following table sets forth the calculation of the purchase price for the acquisitions (in thousands):

	Street Technologies, Inc.	ViaGrafix	Total
Common and Preferred Stock issued	$36,489	$56,776	$93,265
Assumed liabilities	3,133	2,177	5,310
Acquisition costs	782	3,042	3,824

Total	$40,404	$61,995	$102,399

    The purchase price of the acquisitions were allocated to the net assets based upon their fair values at the time of the acquisitions. Their fair values were determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques. The following table sets forth the allocation of the purchase price of the acquisitions (in thousands):

	Street Technologies, Inc.	ViaGrafix	Total
Current assets	$1,763	$13,077	$14,840
Fixed assets	343	3,407	3,750
Other assets	490	693	1,183
Capitalized software	14,717	1,768	16,485
Intangible assets	3,519	12,300	15,819
Acquired in-process technology	9,677	15,100	24,777
Goodwill	9,895	15,650	25,545

Total assets acquired	$40,404	$61,995	$102,399

    The following table sets forth the cash utilized and acquired in the acquisitions (in thousands):

	Street Technologies, Inc.	ViaGrafix	Total
Cash acquired	$774	$9,566	$10,340
Less: acquisitions costs	(782)	(3,042)	(3,824)

Net cash (utilized) acquired in acquisitions, net of acquisition costs	$(8)	$6,524	$6,516

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

	Pro Forma for the Years Ended December 31,
	1999	1998
	(Unaudited)
	(in thousands, except per share data)
Revenue	$28,702	$25,241
Loss from operations	(34,937)	(8,530)
Net loss available to common shareholders	(33,504)	(16,808)
Loss per share	(0.73)	(0.51)

NOTE 5. CERTAIN CONSOLIDATED BALANCE SHEET COMPONENTS

    Inventories consisted of the following:

	December 31,
	2000	1999
	(in thousands)
Raw materials	$577	$375
Finished goods	916	422

	$1,493	$797

    Fixed assets, at cost consisted of the following:

		December 31,
	Depreciable Life (years)
		2000	1999
		(in thousands)
Land		$315	$430
Building and leasehold improvements	5-39	2,232	2,532
Equipment	3-7	4,344	2,520
Furniture and fixtures and other	3-7	661	670

		7,552	6,152
Less: accumulated depreciation and accumulated amortization		(2,571)	(1,605)

		$4,981	$4,547

    Depreciation expense related to fixed assets was approximately $1.1 million, $708,000, and 1.8 million in 2000, 1999 and 1998, respectively.

    During 2000, Learn2 disposed of approximately $792,000 of fixed assets as a result of a reduction in capacity and recognized a gain on those assets of $46,000 in the December 31, 2000 consolidated financial statements. In 1999, Learn2 wrote-off approximately $1.4 million of redundant fixed assets in connection with the acquisition of Street Technologies, Inc. During 1998, Learn2 disposed of approximately $1.8 million of fixed assets as a result of a reduction in capacity and recognized a loss in the December 31, 1998 consolidated financial statements related to the disposition of these assets of approximately $1.5 million.

    Intangible assets consisted of the following:

	December 31,
	2000	1999
	(in thousands)
Assembled workforce	$1,954	$2,841
Customer lists	2,080	4,561
Tradenames	3,229	8,778

	7,263	16,180
Less: accumulated amortization	(2,252)	(923)

	$5,011	$15,257

    Amortization expense related to intangible assets was approximately $1.7 million and $923,000 in 2000 and 1999, respectively. Amortization expense in 1998 was immaterial.

    Accrued expenses consisted of the following:

	December 31,
	2000	1999
	(in thousands)
Payroll and related	$598	$849
Restructuring	—	691
Acquisition	—	643
Royalties	198	192
Legal and corporate	640	555
Interest and taxes	624	57
Due to factor	752	—
Other	719	1,028

	$3,531	$4,015

    During 2000 Learn2 entered into a financing arrangement, expiring June 1, 2001, with a lender. The arrangement provides for sale, assignment and transfer of certain trade receivables, as defined. Based upon the terms of the arrangement, the lender may return any of the transferred trade receivables not collected in ninety days of original invoice date. As of December 31, 2000, Learn2 transferred approximately $1.2 million of trade receivables, and was obligated to the lender for $752,000 (included in other accrued expenses above), and recorded $51,000 in financing expenses at a rate of 5%.

NOTE 6. CONVERTIBLE DEBENTURE

    On March 10, 2000, Learn2 sold a three year, $10.0 million, 6% convertible debenture and a warrant to purchase 337,268 shares of common stock to an investor. The debenture is convertible at any time at the option of the holder at a conversion price of $0.41 per share and is subject to anti-dilution provisions. Under certain conditions, the debenture automatically converts after one year. The conversion price of the debenture may be reset to the market value of Learn2's common stock on the second anniversary of the issuance of the convertible debenture if the price of Learn2's common stock declines below $0.41. Learn2 will record additional interest expense as a result of the reset of the original conversion price from $6.00 to $0.41 during the first quarter of 2001.

    The warrant to purchase 337,268 shares of Learn2's common stock is exercisable for a five-year period at $7.41 per share. The fair value of the warrant of $1.0 million has been recorded as a debt discount to be amortized over the life of the related debt.

    RGC agreed to waive its rights under the Debenture to declare an event of default with regard to Learn2's failure to register shares of common stock, issuable as a result of a conversion price reset on March 10, 2001, provided Learn2 files a registration statement by July 31, 2001 and is registered within 90 days thereafter, or earlier in certain circumstances.

NOTE 7. PRIVATE PLACEMENTS

    In May 1998, Learn2 sold, pursuant to a private placement, Secured Promissory Notes ("Notes") in the aggregate principal amount of $4,500,000 and warrants for 675,000 shares of common stock at an exercise price of $0.01 per share. Learn2 allocated approximately $1,200,000 of the proceeds from the Notes to the warrants based on the relative fair values of the Notes and the warrants. Accordingly, Learn2 amortized the related debt discount to interest expense over the period from May 6, 1998 (date of issuance) to July 13, 1998. All of such warrants were exercised in June 1998. On July 9, 1998, Learn2 obtained stockholder approval for, among other things, an increase in its authorized common stock (the "Certificate of Amendment") at its 1998 Annual Meeting of Stockholders. The Certificate of Amendment was filed on July 10, 1998. On July 13, 1998, the holders of the Notes exchanged the Notes for 4,500 shares of Learn2's Series B Convertible Preferred Stock, $0.01 par value per share and warrants to purchase 1,125,000 shares of common stock at an exercise price of $0.01 per share. Learn2 allocated $3,000,000 to Series B Convertible Preferred Stock and $1,500,000 to warrants in accounting for the exchange.

    In May 1998, Learn2 also sold, pursuant to a private placement, shares of Series A Preferred Stock in the aggregate amount of $5,500,000 and warrants for 1,375,000 shares of common stock at an exercise price of $0.01 per share. Learn2 allocated approximately $2,500,000 of the proceeds from the Series A Preferred Stock to the warrants based on the relative fair values of the Series A Preferred Stock and the warrants. All of such warrants were exercised in June 1998. On July 13, 1998, after the Certificate of Amendment was approved by Learn2's stockholders and was filed with the Secretary of State of the State of Delaware, the exchange of 5,500 shares of Series A Preferred Stock for 5,500 shares of Series B Convertible Preferred Stock was effected. As of December 31, 1999, all shares of Series A and Series B Convertible Preferred Stock were converted into common stock.

    For the year ended December 31, 1998, Learn2 was required to increase the loss attributable to common stockholders, as a result of the beneficial conversion feature which arose due to the increase in the market price of the Company's common stock from the date Learn2 received commitments with respect to the $10,000,000 financing (April 20, 1998) to the date of issuance of the Series B Convertible Preferred Stock (July 13, 1998). The beneficial conversion feature is based upon the difference between the market price of the 5,000,000 shares of common stock into which the Series B Convertible Preferred Stock is convertible and the carrying value of the Series B Convertible Preferred Stock on the date of authorized issuance, but is limited (as discussed above) to the proceeds received with respect to each security issued. As Learn2 allocated $3,000,000 of proceeds to the Series B Convertible Preferred Stock and approximately $2,500,000 of proceeds to the Series A Preferred Stock, the amount of the beneficial conversion feature is approximately $5,500,000. The one-time occurrence was accounted as a non-cash dividend and had no effect on Learn2's net loss or aggregate stockholders' equity.

    In December 1998, Learn2 sold, pursuant to a subscription agreement, 1,666,667 shares of common stock for $5,000,000, or $3.00 per share and rights to purchase an additional 100,000 and 650,000 shares of common stock for $0.01 and $4.50, respectively, to Fletcher International Limited ("Fletcher"). In January 1999, the above agreement was amended and Learn2 granted a new right to Fletcher to purchase an additional 100,000 shares of common stock for $0.01 per share.

    In November 1999, Learn2 granted an additional right to Fletcher to purchase 50,000 shares of common stock for $0.01 per share as settlement for our obligations incurred due to the late effectiveness of a registration statement.

NOTE 8. NON-RECURRING AND RESTRUCTURING CHARGES

    During the second quarter of 2000, Learn2 completed the integration of the ViaGrafix and Panmedia mergers which began in 1999. As a result, Learn2 recorded a non-recurring charge of $641,000, primarily for serverance.

    In May 1999, Learn2 recorded a non-recurring charge of $277,000 for transaction costs associated with the Panmedia merger.

    During 1999, Learn2 recorded a charge of approximately $2.3 million of incurred direct costs primarily related to the acquisition of Street Technologies, Inc. and Learn2's reorganization plans to integrate the operations of Street Technologies, Inc. and Learn2. The charges were primarily comprised of the following: approximately $1.4 million to write-off redundant assets, $383,000 excess office space and other costs and $600,000 in employee severance costs.

    During 1999, following the acquisition of ViaGrafix, Learn2 recorded restructuring charges of approximately $999,000 comprised of $791,000 related to employee severance, $40,000 representing the write-off of redundant assets and $168,000 related to excess office space and other costs.

NOTE 9. SALE OF DESIGN CAD SOFTWARE PRODUCT LINE

    On March 8, 2000, Learn2 sold the DesignCAD software product line for $800,000 in cash to Websoft, Inc., a privately held company, the president of which is a former employee of Learn2. Learn2 recognized a loss on this transaction of approximately $14,000 that is included in interest and other income (expense), net in the consolidated statement of operations for the year ended December 31, 2000.

NOTE 10. INCOME TAXES-

    Learn2 did not provide any current or deferred United States federal income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Because Learn2's utilization of these deferred tax assets is dependent on future profits which are not assured, a valuation allowance equal to the deferred tax assets has been provided.

    At December 31, 2000, Learn2 had approximately $100.0 million of net operating loss carryforwards ("NOL's") that will expire through 2020. Due to the issuance and sale of common stock, Learn2 incurred ownership changes that will result in a limitation of the use of NOL's incurred through the date of these ownership changes.

    Significant components of Learn2's deferred income tax assets and liabilities as of December 31, 2000 and 1999 are as follows (in thousands):

	2000	1999
Net operating loss	$40,000	$33,168
Other	—	3,818

Net deferred tax assets	40,000	36,986
Valuation allowance	(40,000)	(36,986)

Net asset	$—	$—

    Prior to being acquired by Learn2, Panmedia elected S Corporation status for federal and state income tax reporting purposes. As a result, Panmedia's earnings prior to the acquisition date are taxable directly to its shareholders. Learn2 remains liable, however, for the State of California taxes that are imposed on S Corporations.

NOTE 11. STOCKHOLDERS' EQUITY

Preferred Stock

    In February 1999, Learn2 issued 21,644 shares of Series D Convertible Preferred Stock in connection with the acquisition of Street Technologies, Inc. which were converted into 7,214,666 shares of common stock in the third quarter of 1999. There are no shares of Preferred Stock issued or outstanding as of December 31, 2000.

LEARN2.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000 (Continued)

NOTE 11. STOCKHOLDERS' EQUITY (Continued)

Stock Incentive Plans

    The Learn2 Stock Incentive Plans (collectively the "Plans") allow Learn2 to grant options to certain employees, directors and outside consultants allowing them to purchase common stock under one of several incentive stock option plans. Learn2 assumed options outstanding under stock option plans in connection with its acquisitions of Street Technologies, Inc. and ViaGrafix totaling 2,897,147 shares on an as-converted basis. The exercise prices represent the estimated fair value of the options at the date of grant adjusted for the conversion ratio relating to the acquisitions. Under the Plans, Learn2 may grant options to its employees and outside directors for up to 9,473,871 shares of common stock. As of December 31, 2000 the Plans had 6,977,644 option shares outstanding and 2,496,227 shares available to grant. Of the 6,977,644 shares outstanding, 21,250 shares are subject to an Option Share Repurchase Agreement with certain stockholders.

    Pursuant to the Option Share Repurchase Agreement, Learn2 had the right to purchase up to 948,000 shares of common stock from certain stockholders at $0.003 per share. Learn2 may invoke this right in the event certain outstanding options are exercised. Learn2 intends to satisfy its obligations to issue shares of common stock upon any exercise of such options by delivering to the exercising optionee(s) shares of treasury stock, thereby resulting in no change in the number of outstanding shares of common stock. All of the 21,250 shares remaining under the Option Share Repurchase Agreement have corresponding option grants. Transactions in stock options under the Plans are summarized as follows:

	Option Share Repurchase Agreement	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Balance at December 31, 1997	51,000	$2.24	1,041,265	$4.96
Granted	—	—	516,825	1.72
Exercised	(41,500)	0.63	(308,115)	2.65
Reassigned	69,000	1.25	(69,000)	1.25
Canceled	(33,000)	3.56	(998,200)	4.90

Balance at December 31, 1998	45,500	$1.25	182,775	$1.44
Granted	—	—	7,686,850	3.60
Assumed	—	—	2,897,147	3.52
Exercised	—	—	(365,013)	1.57
Canceled	(24,250)	1.25	(598,176)	4.47

Balance at December 31, 1999	21,250	$1.25	9,803,583	$3.55
Granted	—	—	2,912,200	2.61
Exercised	—	—	(819,865)	(1.89)
Canceled	—	—	(4,939,524)	(3.92)

Balance at December 31, 2000	21,250	$1.25	6,956,394	$3.06

    Transactions in stock options to employees, directors and consultants outside the Plans are summarized as follows:

	Stock Options	Weighted Average Exercise Price
Balance at December 31, 1997	737,500	$3.76
Granted	3,056,500	1.98
Exercised	(11,000)	1.32
Canceled	(956,000)	3.26

Balance at December 31, 1998	2,827,000	$2.02
Granted	—
Exercised	(1,655,222)	1.99
Canceled	(682,289)	2.04

Balance at December 31, 1999	489,489	$2.08
Granted	—
Exercised	(305,223)	1.84
Canceled	(29,266)	4.43

Balance at December 31, 2000	155,000	$1.90

    In May 1998, Learn2 exchanged with two board members their options to purchase 715,000 shares of common stock with an exercise price of $0.01 per share for 765,000 shares of common stock. Learn2 recognized a compensation charge of $1,377,000 related to this stock issuance.

    In February 1999, three members of the Board of Directors exercised options to purchase 960,000 shares of common stock for an aggregate amount of approximately $1.9 million. In connection with these exercises, Learn2 received promissory notes from these directors in the approximate amount of $1.7 million. The notes are due in 2004 and accrue interest at rates between 6% and 7%.

    On February 16, 1999, options to purchase 1,818,500 shares of Learn2's common stock were granted to certain employees of Street Technologies, Inc. as an inducement to retain the services of these employees. These options were all granted at fair market value on the date of grant and vest over a period of three to four years.

    On May 13, 1999, options to purchase 600,000 shares of Learn2's common stock were granted to certain employees of Panmedia as an inducement to retain the services of these employees. These options were all granted at fair market value on the date of grant and vest over a period of three to four years.

    On August 23, 1999, options to purchase 3,237,500 shares of Learn2's common stock were granted to certain employees of ViaGrafix as an inducement to retain the services of these employees. These options were all granted at fair market value on the date of acquisition by Learn2 and vest over a period of four years.

    The Learn2 Non-Employee Directors Plan ("Directors Plan"), adopted in 2000, allows Learn2 to grant options to its non-employee directors for up to 2,500,000 shares of common stock. As of December 31, 2000, the Directors Plan had 975,000 option shares outstanding and 1,525,000 available for grant.

    Transaction in stock options to outside non-employee directors are summarized as follows:

	Stock Options	Weighted Average Exercise Price
Balance at December 31, 1999	—	$—
Granted	975,000	2.00
Exercised	—	—
Canceled	—	—

Balance at December 31, 2000	975,000	$2.00

    The following table summarizes information about the Plans and non-plan stock options outstanding at December 31, 2000:

	Total options outstanding			Total options exercisable
		Weighted Average Remaining Contractual Life
Range of exercise prices	Number Outstanding		Weighted Average Exercise price	Number Exercisable	Weighted average exercise price
$.002-$1.90	1,458,831	6.9	$1.50	758,234	$1.39
$1.90-$3.80	5,569,951	7.3	$2.89	2,526,922	$2.62
$3.80-$5.69	689,775	8.6	$4.17	39,855	$4.80
$5.69-$7.59	383,087	5.6	$6.34	137,928	$6.61
$7.60-$9.49	6,000.5		$7.96	6,000	$7.97

	8,107,644			3,468,939

    Options vest over varying time periods ranging from zero to six years. During 1998, 527,500 outstanding options were repriced at the then current market value. Such options are included in both the granted and canceled options reported in the above schedule.

    Learn2 adopted SFAS No. 123, "Accounting for Stock Based Compensation", during 1996 and elected to continue to apply the intrinsic value method provided under APB Opinion No. 25 and related interpretations in accounting for its stock based compensation plans described above. If compensation costs for Learn2's's stock-based compensation plans had been determined under the fair value method, Learn2's net loss available to common shareholders per share would have been increased to the pro forma amounts indicated below:

		2000	1999	1998
Net loss (in thousands)	As Reported	$(37,990)	$(41,036)	$(16,428)
	Pro forma	(40,972)	(54,490)	(19,177)
Basic and diluted loss per common share	As Reported	$(0.72)	$(1.06)	$(0.92)
	Pro forma	$(0.78)	$(1.40)	$(1.07)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no expected dividend yield; expected volatility of 124%; risk free interest rate of 4.62%; and expected lives of two to ten years, depending on the characteristics of the individual grants. The pro forma amounts are based upon assumptions that Learn2's management believes are reasonable. The assumptions used in option pricing models significantly affect the estimated value of stock benefits and, accordingly, the pro forma amounts do not purport to represent Learn2's results of operations for any future period.

Warrants

    In 2000, the Board of Directors approved the grant of a warrant to purchase 250,000 shares of common stock at $1.31 per share in connection with the execution of a consulting agreement. The warrant was valued using the Black Scholes option pricing model. The warrant is being accounted for under the variable method and, accordingly, is required to be revalued at each reporting period until such time the warrant is exercised or the service period is completed. Non-cash compensation expense related to the warrant for the year ended December 31, 2000 was approximately $11,000.

    In 2000, the Board of Directors approved the grant of warrants to purchase 150,000 shares of common stock with exercise prices ranging from $0.094 to $2.00 in connection with the execution of a consulting agreement. The warrant was valued using the Black Scholes option pricing model. The value of the warrant of $87,000 is included in other current assets in the accompanying consolidated balance sheet as of Decmeber 31, 2000 and is being amortized over the life of the agreement. Amortization expense related to this asset for the year ended December 31, 2000 was approximately $5,000.

    Learn2 entered into certain advisory service agreements in 1999 and issued warrants totaling 1,000,000 shares of common stock with exercise prices ranging from $3.00 to $7.50 per share. The warrant expense is being amortized over the lives of the agreements ranging from six to eighteen months. As of December 31, 2000 all of these warrants were outstanding.

    In May 1999, as part of a settlement of litigation, Learn2 issued warrants to purchase 25,126 shares of common stock with an exercise price of $5.97. The value of the warrant was immediately expensed. As of December 31, 2000, this warrant has not been exercised.

    In connection with the convertible debenture (Note 6), Learn2 issued a warrant to purchase 337,268 shares of our common stock, exercisable at $7.41 per share with a five-year exercise period. The fair value of the warrant of approximately $1.0 million has been recorded as a debt discount and is being amortized over the life of the related debt.

    In May 1998, in connection with the private placements (Note 7), Learn2 issued warrants to purchase 675,000 and 1,375,000 shares of common stock at an exercise price of $0.01 per share. Learn2 allocated approximately $1,200,000 and $2,500,000, respectively, of the total proceeds of $10,000,000 to these warrants. All of the warrants were exercised in June 1998. In connection with the exchange of the Notes (Note 7) issued in the above mentioned private placement, Learn2 issued additional warrants to purchase 1,125,000 shares of common stock at an exercise price of $0.01 per share. In 1999 and 1998, 750,000 and 375,000, respectively shares of common stock were issued upon the exercise of these warrants.

    In December 1998, as part of the stock subscription agreement between Learn2 and Fletcher (See Note 7), Learn2 issued rights to purchase an additional 100,000 and 650,000 shares of common stock for $0.01 and $4.50 per share, respectively. In January 1999, the above agreement was amended and a new right was granted to Fletcher for an additional 100,000 shares of common stock for $0.01 per share. As of December 31, 2000, 650,000 shares, exercisable at $4.50 per share remain outstanding.

NOTE 12. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

    SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off balance sheet and credit risk concentration. Learn2 has no significant off-balance-sheet concentration of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject Learn2 to credit risk are accounts receivable. Learn2 places its temporary cash in financial institutions. No customer represented greater than 10% of Learn2's total net revenues in 2000 or 1999. For the year ended December 31, 1998, two customers represented approximately 43% of Learn2's total net revenues.

    Two customers represented approximately 16.5% and 12.0%, respectively, of accounts receivable as of December 31, 2000.

    Learn2 does not require collateral from its customers. Its credit policy is in accordance with normal industry trade and credit terms. During 2000, Learn2 recognized a bad debt from one customer who filed for bankruptcy totaling $385,000.

NOTE 13. EMPLOYEE BENEFIT PLANS

    Learn2 sponsors 401(k) plans for its employees allowing employees that qualify for participation under the plans to contribute up to 15% of their salary, before taxes, subject to a maximum contribution limit determined by the Internal Revenue Service. Learn2 matches 50% of participant contributions up to a maximum of 6% of a participant's salary. For the years ended December 31, 2000, 1999 and 1998, Learn2 made contributions to the plans of approximately $250,000, $104,000 and $148,000, respectively. Learn2 does not provide any post-retirement benefits other than the 401(k) plans.

NOTE 14. COMMITMENTS AND CONTINGENCIES

(a) Leases

    Learn2 leases office facilities in New York, Colorado and California and certain office equipment under operating leases that expire at various dates through 2004. Rental expense for operating leases amounted to approximately $340,000, $397,000 and $462,000 for 2000, 1999 and 1998, respectively.

    Learn2's minimum payments under leases at December 31, 2000 are approximately $610,000 in 2001, $610,000 in 2002, $455,000 in 2003, and $314,000 in 2004. There are no rental commitments beyond 2004.

(b) Litigation

    On May 22, 1998, a lawsuit was filed in the United States District Court for the Northern District of Texas by Jonathan L. Gordon, as a putative class action against ViaGrafix Corporation and certain of its officers and directors claiming violations of the Securities Act of 1993 for alleged misrepresentations and omissions in ViaGrafix's prospectus issued in connection with its initial public offering made in March 1998. On February 1, 2001, a United States District Judge for the Northern District of Texas, entered a judgment dismissing, with prejudice, the lawsuit. On February 16, 2001, plaintiffs agreed not to take any steps to vacate, modify or amend that judgment, and Learn2 agreed not to seek recovery of their attorney's fees or costs against the plaintiffs.

    In addition, Learn2 is involved in certain other legal proceedings and claims in the ordinary course of our business. Learn2 is vigorously contesting all such matters and management believes that their ultimate resolution will not have a materially adverse effect on its consolidated financial position, results of operations or cash flows.

NOTE 15. INDUSTRY SEGMENTS

    Based on the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Learn2 operates in two principal business segments: Learning Services and Broadcast Messaging Services. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management evaluates the performance of each segment on their respective revenues and gross profits. Learn2 does not allocate corporate overhead costs between the two segments. Management does not believe that allocating these expenses is material in evaluating each segment's performance.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment revenues, which relate primarily to intercompany sales are valued at substantially the same rates and prices charged to external customers. The following tables set forth industry segment information for the years ended December 31, 2000, 1999, and 1998 (in thousands).

	Revenues			Gross Profit
	2000	1999	1998	2000	1999	1998
Learning Services	$17,932	$11,657	$2,674	$13,487	$9,365	$2,202
Broadcast Messaging Services	4,308	1,970	—	2,331	1,027	—
Intersegment elimination	(170)	(60)	—	(128)	(49)	—

Total	$22,070	$13,567	$2,674	$15,690	$10,343	$2,202

	Identifiable Assets
	2000	1999	1998
Learning Services	$49,918	$74,987	$13,419
Broadcast Messaging Services	403	638	—

Total	$50,321	$75,625	$13,419

    Revenues from international sales represent 7.9% of net revenue for the year ended December 31, 2000. Revenues from international sales for the year ended December 31, 1999 were immaterial. There were no revenues from international sales in 1998.

QuickLinks

LEARN2.COM, INC. FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000
TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
LEARN2.COM, INC. CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2000 AND 1999 (in thousands, except share and per share data)
LEARN2.COM, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (in thousands, except share and per share data)
LEARN2.COM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS