Form 10-K/A
period 2000-12-31
LEARN2 COM INC
filed 2001-04-30
CIK 920038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-K/A

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

                      FOR THE TRANSITION PERIOD FROM_____TO

                         COMMISSION FILE NUMBER: 0-24936

                                   -----------

                                LEARN2.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 75-2480669
        (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)
         1311 MAMARONECK AVENUE                            10605
         WHITE PLAINS, NEW YORK                          (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

      As of April 11, 2001, there were approximately 52,881,618 shares of the registrant's common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price of the Common Stock on The Nasdaq National Market) on April 11, 2001 was approximately $10,463,551 or $0.24 per share (calculated by excluding shares actually owned by the current directors and officers).

                                EXPLANATORY NOTE

     This Amendment to our Annual Report on Form 10-K for the year ended December 31, 2001 reflects the addition of the information required by Part III of the report. Other than these items, none of the information contained in our Form 10-K filed on April 13, 2001 has been revised or amended.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS

      The following table sets forth the names, ages and all positions and offices of each of the persons who were serving as our executive officers as of April 11, 2001:

NAME              AGE  POSITION

Donald Schupak..  58   Director and Chairman of the Board of Directors
Stephen P. Gott.  51   President, Chief Executive Officer and Director
Marc E. Landy...  40   Executive Vice President, Chief Financial Officer
                       and Secretary

      Executive officers are appointed by the Board of Directors each year and serve at the discretion of the Board of Directors.

      DONALD SCHUPAK currently serves as Chairman of the Board of Directors. He has been a member of the Board of Directors since January 1997 and has been Chairman since March 1997. Mr. Schupak is the President and Chief Executive Officer of The Schupak Group, Inc., an organization that provides strategic planning, management consulting and corporate services to corporations worldwide. Mr. Schupak has been with The Schupak Group, Inc. since 1990. Mr. Schupak is also Chairman of the Board of Danskin, Inc., a women's apparel company. He previously served as Chairman and Chief Executive Officer of the Horn & Hardart Company (now known as Hanover Direct) from 1988 to 1990 and as Vice Chairman from 1977 to 1988. Mr. Schupak also served as a member of the Advisory Board of the Maxwell School of Citizenship and Public Affairs at Syracuse University from 1995 to 1999. He is also the founder of the High School for Leadership and Public Service, an experimental high school in New York City established in 1993.

      STEPHEN P. GOTT has served as our President, Chief Executive Officer and a Director since February 1999. From November 1994 to February 1999, Mr. Gott served as the President, Chief Executive Officer and Chairman of the Board of Directors of Street Technologies, Inc., which we acquired in February 1999. From June 1986 to November 1994, Mr. Gott served as the Chief Technology and Operations Officer at Lehman Brothers.

      MARC E. LANDY currently serves as our Executive Vice President, Chief Financial Officer and Secretary. From November 1996 to February 1999, Mr. Landy served as the Vice President and Chief Financial Officer of Street Technologies, Inc., which we acquired in February 1999. From April 1993 to November 1996, Mr. Landy served in several management capacities including Controller and Director of Consulting for Flexi International Software, Inc. Mr. Landy is a CPA and from 1990 to 1992 he was a Senior Audit Manager at Ernst & Young.

DIRECTORS

      The following table sets forth the names, ages and term of each of the persons who were serving as our Directors as of April 11, 2001:

NAME OF DIRECTOR      AGE   DIRECTOR OF THE CORPORATION FROM

Donald Schupak......    58         1997 to present
Robert Alan Ezrin...    51         1993 to present
Stephen P. Gott.....    51         1999 to present
James A. Cannavino..    56         1997 to present
S. Lee Kling........    72         2000 to present

      Directors are elected each year at the Annual Meeting of Stockholders.

      ROBERT ALAN EZRIN currently serves as our Vice Chairman of the Board of Directors and a Director. Mr. Ezrin is one of our founders and has served as a Director since our inception in April 1993 and has served as Vice Chairman of the Board of Directors since April 1998. Mr. Ezrin served as our President from November 1995 until April 1998 and Chief Executive Officer from March 1997 until April 1998. Mr. Ezrin served as Co-Chairman of the Board of Directors from our inception in April 1993 until November 1995. Mr. Ezrin served as Executive Vice President of Production from April 1994 to November 1995 and served as Vice President from April 1993 to April 1994. From 1984 through 1994, Mr. Ezrin was a Producer with Lozem Productions, Inc. Mr. Ezrin has more than 25 years of experience in the international entertainment business, producing music, video and television projects for numerous internationally known stars such as Pink Floyd, Rod Stewart, KISS, Peter Gabriel and Roger Daltry. Mr. Ezrin is currently Vice-Chairman of Clear Channel Internet Group, a subsidiary of Clear Channel Communications. Mr. Ezrin is also a member of the Board of Directors of eMaiMai, Inc., Communities in Schools/LAMP, the Mr. Holland's Opus Foundation, and the California African American Museum.

      JAMES A. CANNAVINO currently serves as a Director. Mr. Cannavino is Chief Executive Officer and Chairman of the Board of Directors of CyberSafe Corporation, a developer of software used for security applications. Prior to joining CyberSafe, Mr. Cannavino served as President and Chief Operating Officer for Perot Systems Corporation. Until March 1995, he also held a variety of senior executive positions at IBM, serving as senior vice president for strategy and development at the time of his departure from IBM. Mr. Cannavino has served as a member of the IBM Corporate Executive Committee and Worldwide Management Council and as a member of the Board of Directors of IBM's Integrated Services and Solutions Company. He currently serves as Chairman of the Internet Technology Committee of Computer Concepts and as Chairman of the Board of Directors of Softworks, a provider of enterprise data, storage and performance management products and services. Mr. Cannavino is also a Director of OPUS360 Corporation and Marist College.

      S. LEE KLING currently serves as a Director. Since 1991, Mr. Kling has been Chairman of the Board of Kling Rechter & Co., LP, a merchant banking company. Mr. Kling is also Director of Bernard Chaus, Inc., Electro Rent Corporation, National Beverage Corp., Kupper Parker Communications, Inc. and Engineered Support Systems, Inc.

COMPLIANCE WITH THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission on a timely basis. Reporting Persons are required to furnish us with copies of all such forms that they file. Based solely on our review of such forms, except as set forth in the remainder of this section, we believe that all filing requirements applicable to Reporting Persons during and with respect to fiscal year 2000 were complied with on a timely basis. Mr. Schupak transferred shares of common stock to a partnership and filed a Form 5 required by Section 16(a) of the Exchange Act on or about February 12, 2001.

ITEM 11. DIRECTOR AND EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

      Neither Messrs, Schupak or Gott receives any compensation for his services as a Director. Our outside directors earn $15,000 per annum, $4,000 per annum for each committee membership, $1,000 per meeting for each Board of Directors' meeting in which he participates and $500 for each committee meeting in which he participates. They are reimbursed for their out-of-pocket expenses incurred in attending Board of Directors' and committee meetings.

      In March 1997, we entered into an agreement with the Schupak Group, Inc. whereby we paid $12,000 per month to Schupak West, Inc., an affiliate of the Schupak Group, Inc. for the consulting services of Donald Schupak and other employees of the Schupak Group, Inc. In January 2000, our agreement with the Schupak Group, Inc. was amended to increase the consulting service fees to $28,666 per month. Additionally, Mr. Schupak is entitled to the reimbursement of reasonable travel and other expenses incidental to the performance of his consulting duties. Mr. Schupak is entitled to have the Board of Directors consider a bonus at the end of each fiscal year.

      On January 6, 2000 Messrs. Schupak, Cannavino and Ezrin were granted options to purchase 500,000, 285,000 and 40,000 shares, respectively, of our common stock originally exercisable at a price of $4.00 per share. Such options vested immediately.

      On April 10, 2001, our Board of Directors approved a plan under which each director, officer and employee would be given the opportunity to exchange their existing stock options for new stock options with an exercise price of $0.25 per share, subject to a new vesting schedule that will be approved by E-Stamp Corporation, with which we agreed to merge on April 19, 2001. (The proposed merger with E-Stamp is subject to customary closing conditions, including the approval by both companies' shareholders.) Messrs. Schupak, Cannavino, Ezrin and Kling have agreed that their previously vested stock options would be subject to an additional one year of vesting.

      On April 10, 2001, Messrs. Schupak, Cannavino and Kling were granted stock options to purchase 1,000,000, 165,000 and 300,000, respectively, shares of common stock at an exercise price of $0.25 per share. Such options are subject to a one-year vesting period.

      On April 10, 2001, Mr. Gott was granted stock options exercisable to purchase 825,000 shares of Common Stock at an exercise price of $0.25 per share, subject to a three-year vesting schedule.

      In lieu of paying compensation for his services as a director during fiscal year 2000, on April 10, 2001, Mr. Kling was granted stock options exercisable to purchase 60,000 shares of Common Stock at an exercise price of $0.25 per share. Such options are subject to a one year vesting period.

EMPLOYMENT CONTRACTS AND TERMINATION AND CHANGE-IN-CONTROL ARRANGEMENTS

      We entered into an Employment Agreement, dated as of February 16, 1999, employing Stephen P. Gott as our Chief Executive Officer. We entered into an Amendment to the employment agreement, on April 18, 2001, which extended the term to February 16, 2002, subject to earlier termination for death, disability, resignation or removal. Pursuant to his amended employment agreement, Mr. Gott's annual base salary is $300,000 and he is eligible to receive an annual performance bonus. In the event of a "Change of Control" (as defined in the employment agreement), the stock options granted to Mr. Gott on February 16, 1999, shall vest immediately. If Mr. Gott resigns his employment for "Good Reason" (as defined in the employment agreement), if we terminate his employment without "Cause" (as defined in the employment agreement), or if we elect not to extend the term of Mr. Gott's employment, Mr. Gott will be entitled to (1) receive, in a lump sum, an amount equal to one year's base salary, (2) become immediately and fully vested in all stock options granted prior to March 1, 2001, (3) with respect to fully vested options, the privilege of exercising the unexercised portion of such options upon the later of (x) one year from the effective date of his termination or
(y) thirty days from the expiration of any restriction on the sale, transfer or other disposition of the shares of common stock underlying the options, and (4) a performance bonus as may be determined by the Board of Directors. Mr. Gott's employment agreement also contains confidentiality, non-competition and indemnification provisions.

      The Corporation entered into an Employment Agreement, dated as of February 16, 1999, employing Marc E. Landy as our Chief Financial Officer. We entered into an Amendment to the employment agreement on April 18, 2001, which extended the term to February 16, 2002, subject to earlier termination for death, disability, resignation or removal. Mr. Landy's annual base salary is $175,000. In the event of a "Change of Control" (as defined in the employment agreement), the stock options shall vest immediately. If Mr. Landy resigns his employment for "Good Reason" (as defined in the employment agreement), if the Corporation terminates his employment without "Cause" (as defined in the employment agreement), or if the Corporation elects not to extend the term of Mr. Landy's employment, Mr. Landy will be entitled to (1) receive, in a lump sum, an amount equal to one year's base salary, (2) become immediately and fully vested in all stock options granted prior to March 1, 2001, (3) with respect to fully vested options, the privilege of exercising the unexercised portion of such options upon the later of (x) one year from the effective date of his termination or (y) thirty days from the expiration of any restriction on the sale, transfer or other disposition of the shares of common stock underlying the options, and (4) receive an amount equal to the higher of (x) any bonus or incentive compensation he earned or received with respect to the prior fiscal year or (y) $40,000. Mr. Landy's employment agreement also contains confidentiality, non-competition and indemnification provisions.

EXECUTIVE COMPENSATION

      The following table summarizes the compensation earned by (a) an individual who served as the Corporation's Chief Executive Officer during fiscal year 2000, (b) each person serving as an executive officer on December 31, 2000 who earned more than $100,000 in salary and bonus during fiscal year 2000 and
(c) one individual who was among the highest paid employee for fiscal year 2000 but was not an executive officer on December 31, 2000 (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE




                                                                                                  LONG-TERM
                                                                                 ANNUAL          COMPENSATION:
NAME AND PRINCIPAL POSITION                                                   COMPENSATION        SECURITIES
---------------------------                                      FISCAL   ---------------------   UNDERLYING
                                                                  YEAR    SALARY ($)  BONUS ($)  OPTIONS (1)   OTHER (2)
                                                                  ----    ----------  ---------  -----------   ---------

Stephen P. Gott ...............................................   2000     300,000        --          --          --
President, Chief Executive Officer and Director ...............   1999     175,000      50,000   1,000,000        --
                                                                  1998        --          --          --          --
Marc E. Landy .................................................   2000     175,000      40,000     250,000       5,250
Executive Vice President, Chief Financial Officer and Secretary   1999     131,250      40,000     150,000       5,000
                                                                  1998        --          --          --          --
Kevin C. Riley ................................................   2000     250,000      70,000     450,000       5,250
Currently President Learning Services Division; Formerly
Executive Vice President Sales and Marketing ..................   1999     243,000      30,000     337,944      22,700
                                                                  1998        --          --          --          --


(1) Represents the number of options (each to acquire one share of common stock) granted pursuant to our stock option plans.

(2) Includes auto allowance, living expense allowance, match contribution to our 401(k) Plan.

                        STOCK OPTION GRANTS AND EXERCISES

      The following table provides certain information relating to stock options granted to the Named Executives during the fiscal year ended December 31, 2000. In addition, as required by rules promulgated by the Securities and Exchange Commission, the table sets forth the hypothetical gains that would exist for the shares subject to such options based on assumed annual compounded rates of stock price appreciation during the option term.


                                PERCENT                               POTENTIAL REALIZABLE VALUE
                   NUMBER OF    OF TOTAL                                        AT
                   SECURITIES    OPTIONS                                ASSUMED ANNUAL RATES OF
                   UNDERLYING   GRANTED TO                           STOCK PRICE APPRECIATION FOR
                     GRANTED   EMPLOYEES   EXERCISE                        OPTION TERM (4)
                     OPTIONS   FISCAL YEAR    PRICE       EXPIRATION  ------------------------
NAME                   (1)          (2)        (3)           DATE          5%           10%
----                 -------        ---        ---           ----      ------------------------

Marc E. Landy ...    150,000       5.2%    $   4.00        1/16/2010   $  377,337   $  956,245
Marc E. Landy ...    100,000       3.4%        1.63        5/25/2010      102,195      258,983
Kevin C. Riley...    250,000       8.6%        4.00        1/16/2010      628,895    1,593,742
Kevin C. Riley...    200,000       6.9%        1.63        5/25/2010      204,391      517,966


(1) The table does not include stock options granted to Messrs. Landy and Riley in January 2001 for each to purchase 250,000 shares of common stock at an exercise price of $0.47 per share, subject to a fifteen month vesting schedule. In addition, the table does not include stock options granted to Mr. Gott in April 2001 to purchase 825,000 shares of common stock at an exercise price of $0.25 per share, subject to a three-year vesting schedule.

(2) We granted stock options representing 2,912,200 shares of our common stock to employees during the fiscal year ended December 31, 2000.

(3) On April 10, 2001, our Board of Directors approved a plan under which each director, officer and employee would be given the opportunity to exchange their existing stock options for new stock options with an exercise price of $0.25 per share, subject to a new vesting schedule that will be approved by E-Stamp Corporation, with which we agreed to merge on April 19, 2001.

(4) The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock option exercises are dependent upon a number of factors, including the future performance of the common stock and the timing of option exercises, as well as the optionee's continued employment through the vested period. There can be no assurance that the amounts reflected in this table will be achieved.

                 OPTION EXERCISES AND FISCAL YEAR-END VALUES

      The following table provides information about exercised stock options held by the Named Executives. During fiscal year 2000, none of the Named Executives exercised stock options.


                                           SECURITIES UNDERLYING     VALUE OF UNEXERCISED
                                             UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS
                                            AT DECEMBER 31, 2000    AT DECEMBER 31, 2000 (1)
                                            --------------------    ------------------------
                     SHARES     VALUE     NUMBER OF
NAME                EXERCISED  REALIZED  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----                ---------  --------  -----------  -------------  -----------  -------------

Stephen P. Gott...      -         -         666,666       333,334        -              -
Marc E. Landy.....      -         -         441,106       325,000        -              -
Kevin C. Riley....      -         -         100,692       687,252        -              -


(1) Value based on the December 31, 2000 closing price of our common stock on The Nasdaq National Market of $0.41 per share.

      Underlying options that are not in-the-money are not valued in this table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information that has been provided to our company with respect to beneficial ownership of shares of our company's common stock as of April 11, 2001 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of the Named Executives and (iv) all directors and executive officers of our company as a group. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of voting stock beneficially owned by them.


                                                                                  APPROXIMATE
                                                             AMOUNT AND           PERCENTAGE OF
NAME OF PERSON                                               NATURE OF            COMMON STOCK
IDENTITY OF GROUP                                     BENEFICIAL OWNERSHIP (1)   OUTSTANDING (2)
-----------------                                     ------------------------   ---------------

Stephen P. Gott (3)............................                  7,210,407           13.6%
Marc E. Landy (4)..............................                    747,430            1.4%
Donald Schupak ................................                  1,220,092            2.3%
James S. Cannavino ............................                    215,000               *
Robert Alan Ezrin .............................                    727,391            1.4%
S. Lee Kling ..................................                     92,942               *
Kevin C. Riley (5).............................                    368,008               *
All current directors and Named Executives as
  a group (7 persons) (6).....................                  10,581,271           22.0%


* Represents beneficial ownership of less than 1% of our common stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable within 60 days of April 11, 2001 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(2) Based on approximately 52,881,618 shares of our common stock outstanding on April 11, 2001.

(3) Shares shown as beneficially owned include 666,666 shares of our common stock issuable upon the exercise of options.

(4) Shares shown as beneficially owned consist of 691,106 shares of our common stock issuable upon the exercise of options.

(5) Shares shown as beneficially owned include 368,008 shares of our common stock issuable upon the exercise of options.

(6) Shares shown as beneficially owned include 1,725,781 shares of our common stock issuable upon the exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In February 1999, Donald Schupak, our Chairman of the Board of Directors, exercised options to purchase an aggregate of 600,000 shares of common stock for an aggregate exercise price of $1,200,000. Mr. Schupak paid us $6,000 which represented the par value of the shares of common stock purchased. Mr. Schupak borrowed the remaining $1,194,000 which accrues interest at the annual rate of 6% payable quarterly or, at the option of Mr. Schupak, accrues at the annual rate of 7% payable upon maturity of the loan in February 2004. As collateral for the loan, Mr. Schupak pledged the 600,000 shares of common stock purchased plus an additional 213,000 shares of common stock. If the market value of the pledged shares of common stock is equal to more than 200% of the principal amount of the loan, then Mr. Schupak may request that we release a number of shares which have a market value in excess of such amount. If the market value of the pledged shares of common stock is equal to less than 125% of the principal amount of the loan, then Mr. Schupak must pledge additional shares of common stock to bring the market value of the pledged shares to such amount. In light of the decline of our company's stock price and in connection with our proposed merger with E-Stamp Corporation, our Board of Directors (i) waived the requirement that Mr. Schupak pledge additional shares of common stock as collateral for the loan, and (ii) subject to the closing of the merger with E-Stamp Corporation, approved the repricing of the stock options to the amount already paid, cancelled the note issued by Mr. Schupak to our company and released any liens thereunder.

      In March 1999, Robert Alan Ezrin, our Vice Chairman of the Board of Directors, exercised options to purchase an aggregate of 145,000 shares of common stock for an aggregate exercise price of $310,000. Mr. Ezrin paid us $103,333 and borrowed the remaining $206,667. The loan accrues interest at the annual rate of 6% payable quarterly or, at the option of Mr. Ezrin, accrues at the annual rate of 7% payable upon maturity of the loan in March 2004. As collateral for the loan, Mr. Ezrin pledged the 145,000 shares of common stock purchased plus an additional 1,964 shares of common stock. If the market value of the pledged shares of common stock is equal to more than 200% of the principal amount of the loan, then Mr. Ezrin may request that we release a number of shares which have a market value in excess of such amount. If the market value of the pledged shares of common stock is equal to less than 125% of the principal amount of the loan, then Mr. Ezrin must pledge additional shares of common stock to bring the market value of the pledged shares to such amount. In March 2000, as a result of the increase in the market value of our common stock, 20,000 of the pledged shares were released to Mr. Ezrin per his request. In light of the decline of our company's stock price and in connection with our proposed merger with E-Stamp Corporation, our Board of Directors (i) waived the requirement that Mr. Ezrin pledge additional shares of common stock as collateral for the loan, and (ii) subject to the closing of the merger with E-Stamp Corporation, approved the repricing of the stock options to the amount already paid, cancelled the note issued by Mr. Ezrin to our company and released any liens thereunder.

      In March 1999, James A. Cannavino, a Director, exercised options to purchase an aggregate of 215,000 shares of common stock for an aggregate of $430,000. Mr. Cannavino paid us $143,333 and borrowed the remaining $286,667. The loan accrues at the annual rate of 6% payable quarterly or, at the option of Mr. Cannavino, accrues at the annual rate of 7% payable upon maturity of the loan in March 2004. As collateral for the loan, Mr. Cannavino pledged the 215,000 shares of common stock purchased. If the market value of the pledged shares of common stock is equal to more than 200% of the principal amount of the loan, then Mr. Cannavino may request that we release a number of shares which have a market value in excess of such amount. If the market value of the pledged shares of common stock is equal to less than 125% of the principal amount of the loan, then Mr. Cannavino must pledge additional shares of our common stock to bring the market value of the pledged shares to such amount. In light of the decline of our company's stock price and in connection with our proposed merger with E-Stamp Corporation, our Board of Directors (i) waived the requirement that Mr. Cannavino pledge additional shares of common stock as collateral for the loan, and (ii) subject to the closing of the merger with E-Stamp Corporation, approved the repricing of the stock options to the amount already paid, cancelled the note issued by Mr. Cannavino to our company and released any liens thereunder.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, State of New York, on April 27, 2001.

                                     LEARN2.COM, INC.

                                     BY: /s/ MARC E. LANDY
                                         ----------------------
                                         Name:  Marc E. Landy
                                         Title: Executive Vice President,
                                                Chief Financial Officer and
                                                Secretary


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


             SIGNATURE                   TITLE                              DATE
             ---------                   -----                              ----

/s/ JAMES A. CANNAVINO                                                    April 27, 2001
-----------------------
James A. Cannavino          Director

/s/ S. LEE KLING
-----------------------
S. Lee Kling                Director                                      April 27, 2001

/s/ ROBERT ALAN EZRIN
-----------------------
Robert Alan Ezrin           Vice Chairman of the Board                    April 27, 2001

/s/ STEPHEN P. GOTT
-----------------------
Stephen P. Gott             President, Chief Executive Officer and        April 27, 2001
                            Director (Principal Executive Officer)

/s/ MARC E. LANDY
-----------------
Marc E. Landy               Executive Vice President, Chief               April 27, 2001
                            Financial Officer and Secretary
                            (Principal Financial Officer)

/s/ DONALD SCHUPAK
------------------
Donald Schupak              Chairman of the Board of Directors            April 27, 2001
