Form 10-Q
period 2001-03-31
LEARN2 COM INC
filed 2001-05-15
CIK 920038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITIONAL PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-24936

                         ------------------------------

                                LEARN2.COM, INC.

             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                 75-2480669
      (State or other Jurisdiction          (I.R.S. Employer Identification No.)
    of Incorporation or Organization)

         1311 MAMARONECK AVENUE,                            10605
                SUITE 210                                 (Zip Code)
         WHITE PLAINS, NEW YORK
(Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 682-4300


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    The number of shares of the registrant's common stock outstanding as of May 12, 2001 was approximately 52,881,618.

                                LEARN2.COM, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      INDEX

                                                                                                 PAGE NO.
PART I FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.
         Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31,                 2
         2000.
         Condensed Consolidated Statements of Operations for the three months ended                  3
         March 31, 2001 and 2000.
         Condensed Consolidated Statements of Cash Flows for the three months ended                  4
         March 31, 2001 and 2000.
         Notes to Condensed Consolidated Financial Statements.                                       5
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations.                                                                                 8
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                13

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.                                                                         13
Item 6.  Exhibits and Reports on Form 8-K.                                                          13

SIGNATURE                                                                                           14

                          PART I. FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                LEARN2.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             MARCH 31,   DECEMBER 31,
                                                                               2001         2000
                                                                            (unaudited)
                                                                             ---------    ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                $   3,427    $   4,760
    Accounts receivable, net                                                     3,109        3,373
    Inventories                                                                  1,386        1,493
    Prepaid expenses and other current assets                                      516          906
                                                                             ---------    ---------
         Total current assets                                                    8,438       10,532
Fixed assets, net                                                                4,623        4,981
Capitalized software, net                                                       14,861       14,915
Intangible assets, net                                                           4,839        5,011
Goodwill, net                                                                   14,147       14,343
Other assets                                                                       531          539
                                                                             ---------    ---------
         Total assets                                                        $  47,439    $  50,321
                                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $   3,149    $   3,692
    Accrued expenses and other current liabilities                               3,131        3,531
    Current portion of deferred revenue                                          1,244        1,345
    Other current liabilities                                                      208          246
                                                                             ---------    ---------
         Total current liabilities                                               7,732        8,814
Convertible debenture, net
respectively                                                                     9,354        9,271
Other liabilities                                                                   98          113
                                                                             ---------    ---------
         Total liabilities                                                      17,184       18,198
Stockholders' equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized;
52,881,618 shares issued and outstanding                                           529          529

Additional paid-in capital                                                     206,287      197,287

Notes receivable from directors                                                 (1,687)      (1,687)

Accumulated deficit                                                           (174,874)    (164,006)
                                                                             ---------    ---------
         Total stockholders' equity                                             30,255       32,123
                                                                             ---------    ---------
         Total liabilities and stockholders' equity                          $  47,439    $  50,321
                                                                             =========    =========

   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                LEARN2.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                           ------------------------------
                                                           MARCH 31, 2001  MARCH 31, 2000
                                                                             (NOTE 2)
                                                           --------------  --------------
Net revenues                                                $      5,560    $      5,447
Cost of revenues                                                   1,256           1,767
                                                            ------------    ------------
Gross profit                                                       4,304           3,680
Operating expenses:
    Research and product development                                 697           2,138
    Sales and marketing                                            2,069           3,539
    General and administrative                                     1,607           2,521
    Depreciation and amortization                                  1,198           1,444
    Non-recurring costs                                              380            --
                                                            ------------    ------------
        Total operating expenses                                   5,951           9,642
                                                            ------------    ------------
Operating loss                                                    (1,647)         (5,962)
Interest and other, net                                             (221)            113
Interest expense related to beneficial conversion feature
associated with convertible debenture                             (9,000)           --
                                                            ------------    ------------
Net loss                                                    $    (10,868)   $     (5,849)
                                                            ============    ============
Basic and diluted loss per common share                     $      (0.21)   $      (0.11)
                                                            ============    ============
Weighted average basic and diluted shares outstanding         52,881,618      52,318,737
                                                            ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LEARN2.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        MARCH 31, 2001  MARCH 31, 2000
Cash flows from operating activities:
Net loss                                                   $(10,868)       $ (5,849)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization                                 1,198           1,444
Non-cash warrant amortization expense                           288             424
Interest expense related to beneficial conversion
feature associated with convertible debenture                 9,000            --
Loss on sale of assets                                           (9)             14
Change in operating assets and liabilities                     (532)         (1,546)
                                                           --------        --------
     Net cash used in operating activities                     (923)         (5,513)
Cash flows from investing activities:
Proceeds from sale of assets                                     89             800
Proceeds from sale of short-term investments                   --               495
Capitalized content development costs                          (438)            (84)
Capital expenditures                                            (61)           (642)
                                                           --------        --------
     Net cash (used in) provided by investing
activities                                                     (410)            569
Cash flows from financing activities:
Proceeds from issuance of convertible debenture and
warrant                                                        --            10,000
Deferred financing costs                                       --              (422)
Issuance of common stock under stock option and
stock purchase plans                                           --             1,860
                                                           --------        --------
     Net cash provided by financing activities                 --            11,438
Net (decrease) increase in cash and cash equivalents         (1,333)          6,494
                                                           --------        --------
Cash and cash equivalents, beginning of period                4,760           7,228
                                                           --------        --------
Cash and cash equivalents, end of period                   $  3,427        $ 13,722
                                                           ========        ========
Supplemental disclosures of cash flow information:
Cash paid for interest                                     $     24        $      2
                                                           ========        ========
Noncash financing activities:
Warrant issued as a result of financing                    $   --          $  1,000
                                                           ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LEARN2.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Learn2, Inc. together with its subsidiaries ("Learn2") is a Learning Service Provider ("LSP") for corporate, government and individual clients. Learn2's offerings include engaging learning and training products delivered on physical media and online and complementary services. Learn2 also provides permission e-mail marketing and tracking services to companies that engage in commerce and advertising on the Internet as well as other companies that have a need for these services. Learn2 operates its business in two operating segments: Learning Services and Broadcast Messaging Services.

CURRENT DEVELOPMENTS

    On April 19, 2001, in order to facilitate Learn2's continued growth, Learn2 and E-Stamp Corporation ("E-Stamp") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, each share of Learn2 common stock will be converted into the right to receive shares of E-Stamp common stock such that the holders of E-Stamp common stock immediately prior to the merger will hold approximately 50.1%, and the former holders of Learn2's common stock (including the holder of Learn2's $10.0 million convertible debenture) (Note 3) will hold approximately 49.9%, of the combined company. The holder of Learn2's $10.0 million convertible debenture has agreed that, immediately prior to the completion of the merger, the debenture will be redeemed in exchange for E-Stamp's payment of $1.0 million and the issuance of approximately 26.4 million shares of Learn2's common stock.

   On April 25, 2001, E-Stamp loaned Learn2 $2.0 million. In connection with this loan, Learn2 issued to E-Stamp a $2 million convertible promissory note that bears interest at 10% per annum. The principal amount of the note, is due and payable on April 30, 2002. The note provides that upon the occurrence of specified events of default, E-Stamp may accelerate the maturity date of the note.

    The merger is subject to customary closing conditions, including approval by the stockholders of E-Stamp and Learn2.

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

    The accompanying financial statements should be read in conjunction with the consolidated financial statements and related notes included in Learn2's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to the prior year's financial statements to conform to the current period presentation.

MANAGEMENT USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                                LEARN2.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2--CHANGE IN ACCOUNTING PRINCIPLE

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

    The effect of the adoption of SAB No. 101 as of January 1, 2000 for the quarter ended March 31, 2000 was to decrease both revenues and sales and marketing expenses by approximately $1.0 million and thus the adoption of SAB No. 101 resulted in no change to previously reported results of operations, as this was only a reclassification between revenue and sales and marketing expenses. Learn2's revenues and sales and marketing expenses for the quarter ended March 31, 2001 reflect this change.

NOTE 3--CONVERTIBLE DEBENTURE

    On March 10, 2000, Learn2 entered into a Securities Purchase Agreement and pursuant thereto it issued a $10.0 million 6% convertible debenture due March 10, 2003. The debenture is convertible at any time at the option of the holder at a conversion price of $0.41 per share (as reset on March 10, 2001). In connection with the reset on March 10, 2001, Learn2 recorded interest expense of $9.0 million as a result of the reduction of the original conversion price from $6.00 to $0.41. The debenture is subject to anti-dilution provisions. Under certain conditions, the debenture automatically converts after one year. The conversion price of the debenture also may be reset to the market value of Learn2's common stock on the second anniversary of the convertible debenture if the price of Learn2's common stock declines below $0.41 on the second anniversary. In addition, the holder was granted a five-year warrant to purchase 337,268 shares of Learn2 common stock exercisable at $7.41 per share. The value of this warrant has been recorded as a debt discount and is being amortized over the life of the related debt.

    On April 13, 2001, the holder executed a waiver agreeing not to exercise any of its rights under the debenture to declare an event of default or convert the debenture with certain exceptions as provided in the waiver; with respect to Learn2's failure to register shares of common stock, issuable as a result of the conversion price reset on March 10, 2001, provided that Learn2 files a registration statement by July 31, 2001 covering the shares of Learn2 common stock issuable under the debenture following the reset of the conversion price of the debenture.

                                LEARN2.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3--CONVERTIBLE DEBENTURE (CONTINUED)

On April 19, 2001, Learn2, E-Stamp and the holder of the debenture entered into a redemption and termination agreement (the "Redemption and Termination Agreement"). Pursuant to the Redemption and Termination Agreement, the holder of the debenture has agreed that, immediately prior to the completion of the merger between Learn2 and E-Stamp, the debenture will be redeemed in exchange for E-Stamp's payment of $1.0 million and the issuance of approximately 26.4 million shares of Learn2's common stock.

NOTE 4--SEGMENT INFORMATION

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

      The following tables set forth industry segment information for the quarters ended March 31, 2001 and 2000:

                                                       NET REVENUES                        GROSS PROFIT
                                              --------------------------------    -------------------------------
                                                   2001               2000             2001              2000
                                              ---------------    -------------    --------------    -------------
Learning Services                                   $  4,928         $  4,206          $  3,708         $  3,112
Broadcast Messaging Services                             645            1,273               604              588
Intersegment Elimination                                 (13)             (32)               (8)             (20)
                                              ---------------    -------------    --------------    -------------

Total                                               $  5,560         $  5,447          $  4,304         $  3,680
                                              ===============    =============    ==============    =============


     Identifiable assets by segment are as follows:

                                                              Identifiable
                                                                  Assets
                                                              -------------
                                             March 31,         December 31,
                                              2000                2000
                                             ---------        -------------
Learning Services                             $46,979            $49,918
Broadcast Messaging Services                      460                403
                                              -------            -------
  Total                                       $47,439            $50,321
                                              =======            =======

NOTE 5--LEGAL

    Learn2 is involved in claims and lawsuits that generally are incidental to its business. Learn2 is contesting vigorously all such matters and believes that their ultimate resolution will not have a material adverse effect on Learn2's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Learn2's Annual Report on Form 10-K for the year ended December 31, 2000.

    In order to keep our stockholders informed of Learn2's future plans and objectives, this Quarterly Report on Form 10-Q and other reports and statements issued by Learn2 from time-to-time contain, among other things, certain statements concerning Learn2's future plans, objectives, performance, intentions and expectations that are or may be deemed to be "forward-looking statements". For example, the words "believe," "expect," "anticipate," "project" and similar expressions should alert you that this is a forward-looking statement. Forward-looking statements speak only as of the date the statement is made. Learn2's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement.

    Although Learn2 believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause Learn2's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These factors include among others, Learn2's ability to complete new products at planned costs and on planned schedules, Learn2's ability to attract and retain strategic partners and consummate business combinations, Learn2's ability to leverage intangible assets, and Learn2's ability to maintain a sufficient level of financing for its business strategy. Additional factors that are beyond Learn2's control and could influence results include market acceptance of Learn2's products and services and adoption of the Internet as a medium of commerce and communication. See the discussion of Learn2's business and a description of the various factors that could affect materially Learn2's ability to achieve the anticipated results described in the forward-looking statements that are included in Item 1 of Learn2's Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

    Learn2.com, Inc. together with its subsidiaries ("Learn2") is a Learning Service Provider ("LSP") for corporate, government and individual clients. Learn2's offerings include engaging learning and training products delivered on physical media and online and complementary services. Learn2 believes its mix of products and services provides Learn2 with a competitive advantage toward becoming the solutions provider of choice to our customers.

    Learn2's products provide an engaging learning experience to corporate and individual customers through interactive multimedia and animated tutorials and courseware. Learn2's corporate and government customers have access to these high quality tutorials and additional features such as reporting and administration through www.Learn2University.com. Additionally, through www.Learn2.com, visitors can access Learn2's content that includes tips and step-by-step instructions on a broad spectrum of skills, activities and tasks, as well as the multimedia tutorials. Learn2's e-learning products are also available on CD-ROM and video and can be purchased from Learn2's Website and major retailers nationwide.

    Learn2's goal is to become the world's leading provider of engaging e-learning products and services. To achieve this goal, Learn2 expects to focus on our four primary objectives: creating a trusted brand, developing and owning creative and engaging content, leveraging our patented state-of-the-art technologies and offering services to meet the needs of Learn2's clients.

    Through Learn2's subsidiary, eTracks, Learn2 provides permission e-mail marketing and tracking services to customers that have "opt-in" e-mail customer lists. eTracks' services include e-mail creation, delivery, tracking and response analysis for a high volume of client e-mail accounts in a short period of time. Learn2 also has developed a proprietary member database of over 500,000 Internet users who have "opted-in" to receive promotional e-mails. eTrack's clients can supplement their internally developed customer lists with this member database. In addition, during 2000 and prior, through periodic e-mails, eTracks marketed various electronics and other products to our members. The demand for permission e-mail marketing and tracking services has increased over the past few years and we expect that the demand will continue to grow for the foreseeable future. We believe that eTracks' technology enables more robust and useful tracking capabilities than its competitors'.

X

RESULTS OF OPERATIONS

LEARNING SERVICES

    Learning Services revenues consist primarily of learning products and services sold or distributed through the Internet and of physical products sold through traditional retail channels. Cost of revenues consists of the expenses associated with the production and shipment of Learn2's physical products. In addition, it includes related costs to develop custom courses for specific customers.

    Net revenues for Learning Services increased approximately 17.2% to $4.9 million for the quarter ended March 31, 2001 from $4.2 million for the quarter ended March 31, 2000. Learning Services gross profit was approximately 75.2% of net revenues for the quarter ended March 31, 2001 compared to 74.0% of net revenues for the quarter ended March 31, 2000. For the quarter ended March 31, 2001, net revenues consisted of corporate learning products, technologies and services sold, licensed or distributed through the Internet of approximately $3.6 million, consumer learning products sold through traditional retail channels and on-line of $1.2 million and other revenue of $80,000.

    For the quarter ended March 31, 2000, these revenues consisted of corporate learning products, technologies and services sold, licensed or distributed through the Internet of approximately $1.9 million, consumer learning products sold through traditional retail channels and on-line of $1.6 million, software sales related to our CAD product line (sold in March
2000) of $400,000 and other revenue of $300,000.

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

    Net revenues for the Broadcast Messaging Services decreased approximately 49.3% to $645,000 for the quarter ended March 31, 2001, compared to $1.3 million for the quarter ended March 31, 2000. Broadcast Messaging Services gross profit was 93.6% of net revenues for the quarter ended March 31, 2001 compared to 46.2% of net revenues for the quarter ended March 31, 2000. The increase in gross profit was result of a change in the composition of revenues. 2001 revenue consisted primarily of broadcast messaging revenue which has higher gross margins compared to 2000 revenue which also consisted of product revenues which have lower gross margins.

OPERATING EXPENSES

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

    Research and product development expenses were approximately $697,000 for the quarter ended March 31, 2001 compared to $2.1 million for the quarter ended March 31, 2000. Research and product development expenses relate to the development and enhancement of Learn2's technologies, content, Website and product design. The decrease in expenses is attributable primarily to cost reduction efforts implemented in May 2000 and January 2001. Learn2 believes that investment in research and development is required to remain competitive. Therefore, Learn2 anticipates continued spending for research and development in future periods.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses were approximately $2.1 million for the quarter ended March 31, 2001, compared to $3.5 million for the quarter ended March 31, 2000. Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses and costs of marketing materials. The decrease in expenses is attributable primarily to cost reductions efforts implemented in May 2000 and January 2001. Sales and marketing expenses may increase in future periods in our continued effort to achieve growth in revenue and introduce new products.


GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were approximately $1.6 million for the quarter ended March 31, 2001, compared to $2.5 million for the quarter ended March 31,2000. General and administrative expenses consist primarily of personnel related costs, occupancy costs and professional service fees. The decrease in expenses is attributable primarily to cost reduction efforts implemented in May of 2000 and January of 2001

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses were approximately $1.2 million for the quarter ended March 31, 2001 and $1.4 million for the quarter ended March 31, 2000. The 2001 expenses included approximately $337,000 of depreciation on fixed assets, $191,000 of amortization of capitalized content development and $670,000 of amortization of goodwill, intangible assets, and capitalized software related to acquisitions. The 2000 expenses included approximately $230,000 of depreciation on fixed assets, and $1.2 million of amortization of goodwill, intangible assets, and capitalized software related to acquisitions. The decrease in amortization of goodwill and other intangibles is attributable to the decrease in the carrying values of those assets that were written down at December 31, 2000.

NON-RECURRING CHARGES

    Non-recurring charges for the quarter ended March 31, 2001 were approximately $380,000 and were related to severance costs associated with a workforce reduction in January 2001.

INTEREST AND OTHER, NET

    Interest and other, net was approximately $221,000 of expense compared to $113,000 of income for the quarters ended March 31, 2001 and 2000, respectively. Interest expense primarily related to the $10.0 million convertible debenture issued on March 10, 2000.

BENEFICIAL CONVERSION FEATURE

    In connection with the reset of the conversion price on the $10.0 million convertible debenture, on March 10, 2001, Learn2 recorded additional interest expense of $9.0 million as a result of the reduction of the original conversion price from $6.00 to $0.41.

NET LOSS

    The net loss was approximately $10.9 million for the quarter ended March 31, 2001, compared to $5.8 million for the quarter ended March 31, 2000 and was attributable to the factors discussed above. Excluding the effect of the additional interest expense of $9.0 million recorded as a result of the reset on the $10.0 million convertible debenture, the loss for the quarter was $1.9 million or $0.04 per share.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception we have financed our operations primarily through private placements of equity and debt securities and public offerings of our common stock.

    Net cash used in operating activities was approximately $923,000. Cash used in operating activities resulted primarily from our net loss, an overall decrease in operating assets and liabilities, offset by increases in non-cash charges.

    Net cash used in investing activities was approximately $410,000. Cash used in investing activities resulted primarily from capitalized content development costs and capital expenditures partially offset by proceeds from the sales of assets.

    As of March 31, 2001, Learn2 had $3.4 million in cash and cash equivalents. As of March 31, 2001, Learn2's commitments consisted primarily of obligations under operating leases. Learn2 has no material commitments for capital expenditures

    On April 19, 2001, Learn2 reached an agreement to merge with E-Stamp. Assuming satisfaction of certain conditions, including receipt of the requisite shareholder approval, the merger is expected to be consummated in the third quarter of 2001. Completion of the merger is expected to enhance Learn2's ability to finance its growth, as cash flow and capital market access of the combined companies will be greater than prior to the merger.

   On April 25, 2001 E-Stamp loaned Learn2 $2.0 million. In connection with this loan, Learn2 issued to E-Stamp a $2 million convertible promissory note that bears interest at 10% per annum. The principal amount of the note, is due and payable on April 30, 2002. The note provides that upon the occurrence of specified events of default, E-Stamp may accelerate the maturity date of the note.

        On March 10, 2000, Learn2 entered into a Securities Purchase Agreement and pursuant thereto it issued a $10.0 million 6% convertible debenture due March 10, 2003. The debenture is convertible at any time at the option of the holder at a conversion price of $0.41 per share (as reset on March 10, 2001). In connection with the reset on March 10, 2001, Learn2 recorded interest expense of $9.0 million as a result of the reduction of the original conversion price from $6.00 to $0.41. The debenture is subject to anti-dilution provisions. Under certain conditions, the debenture automatically converts after one year. The conversion price of the debenture also may be reset to the market value of Learn2's common stock on the second anniversary of the convertible debenture if the price of Learn2's common stock declines below $0.41 on the second anniversary. In addition, the holder was granted a five-year warrant to purchase 337,268 shares of Learn2 common stock exercisable at $7.41 per share. The value of this warrant has been recorded as a debt discount and is being amortized over the life of the related debt.

   On April 13, 2001, the holder executed a waiver agreeing not to exercise any of its rights under the debenture to declare an event of default or convert the debenture with certain exceptions as provided in the waiver; with respect to Learn2's failure to register shares of common stock, issuable as a result of the conversion price reset on March 10, 2001, provided that Learn2 files a registration statement by July 31, 2001 covering the shares of Learn2 common stock issuable under the debenture following the reset of the conversion price of the debenture.

    On April 19, 2001, Learn2, E- Stamp and and the holder of debenture entered into a redemption and termination agreement (the "Redemption and Termination Agreement"). Pursuant to the Redemption and Termination Agreement, the holder of the debenture has agreed that, immediately prior to the completion of the merger between Learn2 and E-Stamp, the debenture will be redeemed in exchange of E-Stamp's payment of $1.0 million and the issuance of approximately 26.4 million shares of Learn2's common stock.

To date, we have used cash and operate at a loss. We believe we will have sufficient resources for our operating requirements and sufficient resources to realize our current business plan. However, our ability to achieve positive cash flow depends upon a variety of factors, including the timely introduction and market success of our products, the costs of developing, producing and marketing these products, adoption of the Internet as a medium of commerce and delivery of services, general economic conditions and various other factors, some of which may be beyond our control. Many of our costs are fixed and are based on anticipated revenue levels. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to expenses, or if expenses continue to exceed revenues, then our results of operations and financial condition would be affected adversely and we may need to raise additional funds. In the event that the proposed merger with E-Stamp is not consummated, and we need to raise additional funds we cannot be certain that we will be successful nor can we predict the terms under which such funds would be available. If additional funds are not available we may not be able to meet our on-going expenses unless we change our business plan, sell non-strategic assets, curtail expenditures, and/or employ other strategies as are required in these circumstances.

    NEW ACCOUNTING PRONOUNCEMENTS

    Learn2 continually assesses the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the condensed consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Learn2 is involved in certain other claims and lawsuits that generally are incidental to its business. Learn2 is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on Learn2's financial position, results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (b)   Reports on Form 8-K

      The following report on form 8-K was filed during the quarter.

      Learn2 filed a Current Report on Form 8-K dated April 26, 2001 with the Securities and Exchange Commission. Pursuant to the Merger Agreement, Learn2 will merge with and into E-Stamp Corporation subject to certain conditions including the approval by the stockholders of E-Stamp and Learn2.

                                LEARN2.COM, INC.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LEARN2.COM, INC.


Date: May 15, 2001                          By:        /s/ MARC E. LANDY
                                                -------------------------------
                                                         Marc E. Landy
                                                EXECUTIVE VICE PRESIDENT, CHIEF
                                                FINANCIAL OFFICER AND SECRETARY
                                                 (PRINCIPAL FINANCIAL OFFICER)