Form 10-K/A
period 2000-12-31
LEARN2 COM INC
filed 2001-08-13
CIK 920038

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A

                                   (MARK ONE)

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

                            ------------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 682-4300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _

    As of August 6, 2001, there were approximately 52,881,618 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based on the closing price of the Common Stock on the OTC Bulletin Board) on August 6, 2001 was approximately $5,283,135 or $0.12 per share (calculated by excluding shares actually owned by our current directors and officers).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                LEARN2.COM, INC.
                                  FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                            ------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                PART I

ITEM 1.   Business....................................................      3
ITEM 2.   Properties..................................................     22
ITEM 3.   Legal Proceedings...........................................     22
ITEM 4.   Submission of Matters to a Vote of Security Holders.........     22

                               PART II

ITEM 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     22
ITEM 6.   Selected Consolidated Financial Data........................     24
ITEM 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     25
ITEM 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     39
ITEM 8.   Financial Statements and Supplementary Data.................     39
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     39

                               PART III

ITEM 10.  Directors and Executive Officers of the Registrant..........     41
ITEM 11.  Director and Executive Compensation.........................     43
ITEM 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     46
ITEM 13.  Certain Relationships and Related Transactions..............     47

                               PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................     49

                                     PART I

RECENT DEVELOPMENTS

    On April 19, 2001, in order to facilitate Learn2.com Inc. (Learn2) continued growth, Learn2 and E-Stamp Corporation (E-Stamp) entered into a Merger Agreement. Pursuant to the terms of the Merger Agreement, each share of Learn2 common stock will be converted into the right to receive shares of E-Stamp common stock such that the holders of E-Stamp common stock immediately prior to the merger will hold approximately 50.1%, and the former holders of Learn2's common stock (including the holder of Learn2's $10.0 million convertible debenture) will hold approximately 49.9%, of the combined company. The holder of the convertible debenture has agreed that, immediately prior to the completion of the merger, the debenture will be redeemed in exchange for E-Stamp's payment of $1.0 million and the issuance of approximately 26.5 million shares of Learn2's common stock.

    On April 25, 2001, E-Stamp loaned Learn2 $2.0 million. In connection with this loan, Learn2 issued to E-Stamp a $2 million convertible promissory note that bears interest at 10% per annum. The principal amount of the note is due and payable on April 30, 2002. The note provides that upon the occurrence of specified events of default, E-Stamp may accelerate the maturity date of the note. The merger is subject to customary closing conditions, including approval by the stockholders of E-Stamp and Learn2.

    In July 2001, ViaGrafix Corporation, a wholly-owned subsidiary of Learn2, entered into a letter of intent to sell Etracks.com, Inc. to the president of Etracks for a purchase price of $2.5 million. Under the terms of the letter of intent, at the closing of the transaction, $1.0 million of the purchase price would be paid in cash and $1.5 million would be paid pursuant to the issuance of a senior secured promissory note. The letter of intent will expire on November 16, 2001. If the contemplated transaction is not completed, Etracks.com, Inc. will continue to operate its historical business as a subsidiary of ViaGrafix.

    On August 2, 2001, Learn2's common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board. The delisting of Learn2's common stock from the Nasdaq National Market is an event of default under Learn2's $10 million convertible debenture. The holder of Learn2's $10 million convertible debenture agreed to waive its rights under the convertible debenture until the earlier of the termination of the merger agreement, September 30, 2001 and an event of default under the convertible promissory note. If the merger is not completed and Learn2 is unable to obtain an additional waiver from the holder of the convertible debenture, Learn2 may not have the resources to repay its obligations under the convertible debenture or the convertible promissory note. As a result of the event of default under the convertible debenture, Learn2's auditors have revised their opinion regarding the Company's financial statements for the year ended December 31, 2000 and expressed substantial doubt as to Learn2's ability to continue as a going concern.

ITEM 1. BUSINESS.

OVERVIEW

    Learn2's offerings include online and physical learning and training products and complementary services, commonly referred to as e-learning services. Learn2 markets these services to corporate, government and individual clients and customers. Learn2 believes its mix of products and services provides Learn2 with a competitive advantage toward becoming the e-learning service provider of choice to Learn2's customers.

    Learn2's products provide an engaging learning experience to corporate and individual customers through interactive multimedia and animated tutorials and courseware. Learn2's corporate and government customers have access to these high quality tutorials and additional features such as reporting and administration through www.Learn2University.com. Additionally, through www.Learn2.com, visitors can access Learn2's content that includes tips and step-by-step instructions on a broad spectrum of skills, activities and tasks, as well as Learn2's multimedia tutorials. Learn2's e-learning products are also available on CD-ROM and video and can be purchased from its Website and major retailers nationwide.

    Through Learn2's subsidiary, eTracks.com, Inc., Learn2 provides permission e-mail marketing and tracking services to customers that have "opt-in" e-mail customer lists. eTracks' services include e-mail creation, delivery, tracking and response analysis for a high volume of client e-mail accounts in a short period of time. eTracks has also have developed a proprietary member database of over approximately 500,000 Internet users who have "opted-in" to receive promotional e-mails. eTracks' clients can supplement their internally developed customer lists with its member database. In addition, during 2000 and prior, through periodic e-mails eTracks marketed various electronics and other products to eTracks' members. The demand for permission e-mail marketing and tracking services has increased over the past few years and eTracks expects that the demand will continue to grow for the foreseeable future. eTracks believes that its technology enables more robust and useful tracking capabilities than its competitors'.

    Learn2's goal is to become the world's leading provider of engaging e-learning products and services. To achieve this goal, Learn2 expects to focus on Learn2's four primary objectives: creating a trusted brand, developing and owning creative and engaging content, leveraging our patented state-of-the-art technologies and offering services to meet the needs of its clients. In 1999, Learn2 changed its company's name from 7th Level, Inc. to Learn2.com, Inc. Learn2 made the change to create a single recognized brand that more closely aligned its corporate identity with its product and service offerings.

HISTORY

    Learn2 was founded in 1993 with the goal of becoming a leading developer and publisher of interactive entertainment and educational content as well as a creator of state-of-the-art tools and technologies. In 1998, Learn2's research and development activities were focused primarily on developing and enhancing its agent technology. In early 1999, Learn2 recognized that appropriate applications of this technology were in the delivery of training and learning and therefore Learn2 abandoned its interactive entertainment business and focused Learn2's efforts on e-learning.

    In 1999, to strengthen Learn2's position in the e-learning marketplace, Learn2 acquired three companies that enhanced its brand, content, technologies and services capabilities: Street Technologies, Inc., a privately held company that developed and marketed technology-based training products and services delivered over intranets and the Internet utilizing a patented streaming technology and provided custom service capabilities; Panmedia Corporation, a privately held company that produced www.Learn2.com, a popular Website that offered step-by-step instructions on skills, activities and tasks; and ViaGrafix Corporation, a publicly traded company which developed, produced and marketed technology-based training tutorials delivered on CD-ROMs and video tapes as well as computer aided design or CAD software. The CAD product line was sold in March 2000. Through eTracks, ViaGrafix also provided permission e-mail broadcast services and conducted e-commerce. These acquisitions provided Learn2 with the Learn2.com brand, and a stronger mix of content, technologies and service offerings.

MARKETPLACE

    Learn2 markets e-learning products and services to corporate, government and non-profit markets as well as individuals. According to W.R. Hambrecht & Co., corporate e-learning is one of the fastest growing and most promising markets in the education industry. They expect the online training market to nearly double in size annually through 2003, to approximately $11.5 billion. International Data

Corporation projects similar growth rates for the market. Training Magazine estimated that domestic corporations with over 100 employees budgeted approximately $62.5 billion on training, of which approximately 24% was outsourced. Additionally, Training Magazine estimates that classroom, instructor-led training represented 73% of the total training delivery market, whereas Web-based training represented 14% of the market. The remaining 13% was composed primarily of self-study programs that use books, manuals, videotapes, or audiocassettes. W.R. Hambrecht & Co. estimates that the continuing education market in 1999 was $12 billion and the existing education and training marketplace, including K-12, higher education and corporate training, in the U.S. alone, is a $722 billion-a-year industry.

    The permission e-mail marketing and tracking industry is in its early stages of development. Learn2 believes that the industry will evolve over the next few years as e-mail marketing becomes even more widely used and e-mail marketers and Web advertisers require more information about the behavior of their permission e-mail recipients and Website visitors. The permission e-mail market is becoming increasingly competitive. Participants compete primarily in the following areas: reporting and tracking capabilities, customer service, brand recognition, ease of implementation, time-to-market of a campaign and price.

COMPETITIVE STRENGTHS

    Our competitive strengths can be categorized as follows:

    - Having a trusted brand.

    - Owning and creating engaging content.

    - Owning proprietary and patented technologies.

    - Offering comprehensive services.

    - Expanding and maintaining Learn2's broad distribution network.

THE LEARN2 BRAND

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

LEARN2 CONTENT

    Learn2 owns over 80% of the training and learning content which it markets. Learn2's library of courses and tutorials covers a wide range of topics in an engaging and interactive manner. Developing and owning content provides Learn2 with a strategic advantage by:

    - Allowing for increased gross profit.

    - Providing consistent appearance and quality.

    - Limiting reliance on third-party content providers.

    - Allowing Learn2 to market products for resale under its brand.

Learn2 currently markets hundreds of titles in five broad categories: personal computer applications, information technology certification preparation, computer programming, "soft skills," and safety. In addition Learn2 provides instruction in thousands of "life skills" topics for Learn2's Website visitors.

    - PERSONAL COMPUTER APPLICATIONS--Learn2 sells courses that enable people to learn to use software applications such as Microsoft Excel, Microsoft Word, Microsoft Windows, Linux, Lotus 123, Corel WordPerfect, Netscape Navigator, Intuit Quicken, Interact Commerce Corporation Act! and other popular titles.

    - INFORMATION TECHNOLOGY CERTIFICATION PREPARATION--Learn2 sells courses to help people prepare to become certified as Microsoft Certified Solutions Engineers (MCSE), Microsoft Office Users Specialists (MOUS), Sun Java Programmers and to take the A+ Technician Examination.

    - COMPUTER PROGRAMMING--Learn2 sells courses that enable people to learn to program using, Microsoft Visual C++, Microsoft Visual Basic, HTML, Java and other programming languages.

    - SOFT SKILLS--Learn2 sells courses that enable people to learn about workplace-related topics such as Time Management, Sexual Harassment in the Workplace, Interviewing Techniques and others.

    - SAFETY--Learn2 sells an online version of the National Safety Council's Defensive Driving Course. Graduates of the course receive a certificate that can, in certain instances, be used to reduce auto insurance rates.

    - LIFE SKILLS--Learn2 offers instruction on topics in the following channels: arts and crafts, automotive, business and money, family and pets, food and drink, health and fitness, home and garden, recreation, style and grace, technology, travel and writing and speech. Examples include: Learn2 Tie a Necktie, Learn2 Write a Business Plan, Learn2 Perform the Heimlich Maneuver, Learn2 Childproof your home as well as thousands of others.

    Learn2 develops its content to be engaging and interactive. Learn2 uses well-researched facts, conversational narrative and multimedia to create a learning environment that keeps the attention of its users resulting in improved comprehension and retention.

LEARN2 TECHNOLOGIES

    Learn2 owns unique, patented, proprietary technologies that allow it to develop engaging, multimedia, technology-based tutorials and courses. Learn2's content is deliverable over any network, including the Internet; at modem connections as slow as 28.8.

    Learn2 develops and use the following technologies to create integrated e-learning products for Learn2's customers:

    - StreamMaker-TM-

    - LearningAgent-TM-

    STREAMMAKER--Learn2's rapid development authoring tool utilizes patented technologies to produce fully synchronized, interactive, CD-ROM quality multimedia streams that can be delivered through computer network connections, including 28.8 modem connections, without download delays or network congestion. StreamMaker produces multimedia streams that can be viewed using both Microsoft Windows and Macintosh operating systems. The following benefits of StreamMaker provide Learn2 with a competitive strategic advantage:

    - A proprietary method for graphics compression, enabling Learn2's screen captures to appear clearly and realistically.

    - A patented technology that ensures that the elements of a multimedia production including audio, graphics, animation, video and text are synchronized.

    - The ability to develop interactive streams, which allow users to assess their understanding of a concept during the learning experience.

    - A design that facilitates integration with other technologies.

    - A platform that enables multiple users to collaborate on the same project simultaneously.

    LEARNINGAGENTS--Learn2's customizable, animated LearningAgents use a patented technology that allows users to create quickly, personalized animated messages to communicate a "call to action" in e-learning and other environments. The quality and impact of the experience exceeds that which would be experienced using other technologies. No special programming skills are necessary. Users can program interactivity to link the characters to Web pages and applications. Using LearningAgents, Learn2 creates for its customers an engaging e-learning environment that results in increased comprehension and retention.

LEARN2 SERVICES

    Learn2 leverages its technologies and resources to provide Learn2's customers with engaging, multimedia e-learning products. Learn2 works with them to customize products and services based upon their specific needs and corporate objectives. The result is Web-enabled, multimedia content that is hosted on Learn2's servers and delivered and tracked through the Learn2University learning management system or LMS. Learn2's customers, by outsourcing a portion or all of their training and learning requirements to Learn2, benefit from a custom approach to their e-learning needs, without having to develop and support human and technology resources for that purpose.

LEARN2 DISTRIBUTION NETWORK

    Learn2's products are available from retailers, catalogs, on the Internet, through its direct sales force and through resellers and distributors. This multi-channel approach to product distribution creates a broad market for Learn2's products, giving Learn2 a competitive advantage.

    - RETAILERS--Our CD-ROM and videotape tutorials are available from Staples, CompUSA, Office Max, Best Buy, Frys and other major merchants.

    - CATALOGS--Learn2's CD-ROM and videotape tutorials are available in major catalogs such as the Radio Shack and Tiger Direct catalogs and through Learn2's own catalog.

    - INTERNET--Learn2 markets its CD-ROM, videotape and online tutorials at www.Learn2.com, America Online and other Websites.

    - DIRECT SALES FORCE--Learn2's direct sales force, located strategically throughout the United States, is focused on sales to Fortune 1000 companies and government agencies.

    - RESELLERS AND DISTRIBUTORS--Learn2's resellers, including Compaq, IBM, and Riverside Publishing market Learn2's branded tutorials individually or as value-added components of their products and services. Learn2's distributors, including Navarre and Ingram, sell Learn2's products to major retailers and other resellers.

    As one of the first permission e-mail marketing and tracking companies, eTracks has managed hundreds of permission e-mail campaigns. eTracks is able to send over five million unique e-mail messages per day and expect to more than double capacity this year. eTracks proprietary mail transfer agent technology allows for extensive data mining, broadcasting and tracking, and real-time reporting. eTracks owns substantially all of its mail transfer agent and Adaptive Proxy, or AP tracking-TM- technologies. AP tracking utilizes noninvasive technology, provides tracking and logging information and analysis that can cross application and server boundaries without requiring eTracks' clients to modify their HTML code or place cookies on a user's hard drive, which is something that other technologies cannot do efficiently.

PRODUCTS AND SERVICES

PRODUCTS AND SERVICES FOR CORPORATIONS AND GOVERNMENT AGENCIES

    LEARN2UNIVERSITY-TM---Learn2University is an interactive, asynchronous LMS that Learn2 maintains for its customers. It includes tutorials, administration, reporting capabilities and e-commerce capabilities. We believe that by combining these capabilities, and hosting the software and content on our servers, is a more cost effective, and easier to implement than that which an organization can deliver using its internal resources. Learn2University allows for corporate and government customers and their employees to tailor to their individual needs. Learn2's customers pay Learn2 based on the specific tutorials, number of tutorials and number of users they choose. Learn2University enables users to practice and test skills as they learn, utilizing simulation technologies that allow them to practice many of the concepts introduced. Upon completion of each tutorial, users can print a completion certificate indicating that they have successfully met all the requirements of the tutorial. Learn2University features interactive, self-paced tutorials for Microsoft Windows, Microsoft Office, Java and hundreds other titles. Learn2 has licensed Learn2University to companies and organizations including U.S. Department of Labor, U.S. Department of Veterans Affairs, Microsoft--Great Plains, Honeywell and Anheuser-Busch.

    LEARN2 LEARNINGAGENTS-TM---Learn2 licenses LearningAgent software to customers meeting its profile criteria who wish to create personalized animated messages to communicate a "call to action" in e-learning and other environments quickly and easily. Learn2's customers have the option of contracting for maintenance plans, which entitle them to product support and updates. Learn2 has licensed LearningAgents to companies including Canon, Compaq and Accel Healthcare.

    STREAMMAKER--StreamMaker is a rapid-development authoring tool that allows for the creation of streamed e-learning content. StreamMaker utilizes patented technology to produce fully synchronized, interactive, CD-ROM-quality multimedia streams that can be delivered through the Internet and intranets.

    LEARN2 SMARTCARD-TM---The Learn2 SmartCard provides a physical link to e-learning. The card, which is sized to fit in a standard wallet, provides users with the information they need to access Learn2's courseware. Each SmartCard includes an encoded serial number and unique URL, which represents a specific Learn2 online courseware library and enables access to the courseware at the office, at home, or on the road. Compaq has deployed the SmartCard in its Presario line of computers sold to Radio Shack.

    CUSTOM COURSEWARE--Learn2 incorporates StreamMaker and LearningAgent technologies into custom courseware. Learn2 uses StreamMaker to produce fully synchronized, interactive, CD-ROM-quality multimedia streams that can be delivered through the Internet and intranets. Learn2's embedded LearningAgent provides an interactive, audio-visual dialog with users, by guiding them through key concepts and facilitating learning through interaction. It is designed to emulate an instructor, by giving personalized help.

PRODUCTS AND SERVICES FOR INDIVIDUALS

    TUTORIALS--Through the Learn2.com Website, retailers and catalogs, Learn2 markets interactive multimedia tutorials, including desktop application software, computer programming, life skills, and language courses to consumers, students, and work-at-home professionals. Learn2's tutorials are packaged for individuals as single titles and in suites or libraries of related content. Learn2's individual customers can purchase these tutorials on physical digital media (CD-ROMs or videotapes); or they can access the tutorials from Learn2's Website for a specified period time.

PRODUCTS AND SERVICES RELATED TO PERMISSION E-MAIL

    PERMISSION E-MAIL SERVICES--eTracks offers list development and refinement, e-mail creation, broadcasting, tracking and reporting. We charge for this service on a cost per thousand, or CPM, basis.

    LIST RENTAL--eTracks e-mail addresses, which we have collected with the permission of address holders to our partners. eTracks charges for this service on a CPM basis.

    TRACKING SERVICES--eTracks offers its AP tracking service to customers who do not use its broadcast e-mail services.

BUSINESS STRATEGY AND STRATEGIC DIRECTION

    Learn2's goal is to become the world's leading provider of e-learning products and services. Learn2's mission is to provide its customers, including corporations, government agencies, educational organizations and individuals with engaging e-learning products. To achieve this goal, Learn2 expects to promote Learn2's brand, expand Learn2's content offerings, improve Learn2's technologies, improve and expand Learn2's service offerings and expand Learn2's distribution.

INCREASE BRAND AWARENESS IN LEARN2'S TARGET MARKETS

    Learn2 intends to solidify Learn2's position as a provider of e-learning products and services by increasing Learn2's brand name recognition in Learn2's target markets. Learn2 intends to use advertising, public relations and marketing programs to promote its brand and build loyalty among businesses, government agencies and individual customers.

EXPAND LEARN2'S CONTENT OFFERINGS

    Learn2 intends to introduce new tutorials and expand its product offerings into new markets. Learn2 will modify content developed for existing customers in order to provide similar tutorials to customers in different industries. This approach allows Learn2 to generate additional revenue opportunities while leveraging previous tutorial development efforts.

    Learn2 is pursuing relationships with specialized publishers and content providers to develop tutorials directed toward new markets. For example, Learn2 plans to develop certification, licensing and continuing education tutorials for professionals in areas such as finance, law and accounting.

ENHANCE LEARN2'S TECHNOLOGIES

    Learn2 will continue to invest in its technologies in order to remain on the cutting edge of multimedia, engaging e-learning products and permission e-mail services.

DEVELOP LONG-TERM STRATEGIC RELATIONSHIPS WITH LEARN2'S CUSTOMERS

    Learn2 plans to extend its presence within its customers' enterprises by helping them to understand the value and applicability of its products and services to a broad range of operational initiatives. In addition, Learn2 will continue to develop new e-learning products and services that are aligned with its customers' evolving business objectives.

LEVERAGE DEVELOPMENT ALLIANCES AND RESELLER RELATIONSHIPS

    Learn2 plans to grow both its direct and indirect sales channels to expand within its existing markets and penetrate new ones.

EXPAND LEARN2'S INTERNATIONAL PRESENCE

    As the rate of Internet adoption accelerates abroad, Learn2 believes that significant international market demand will exist for e-learning products and services. Learn2 currently has distributors or resellers in Africa, Brazil, Ireland, South Korea, New Zealand and the United Kingdom.

SUPPLIERS

    Learn2 currently has relationships with several content providers. However, as an owner of over 90% of our content, Learn2 is not reliant upon any outside content providers. Learn2 may increase the number of content providers in the future to broaden the scope of Learn2's subject matter.

CUSTOMERS

    None of Learn2's customers individually accounted for more than 10% of Learn2's net revenues in 2000. The following is a list of certain Learn2 customers and a brief description of the products and services that Learn2 provides to that customer:

        AMERICA ONLINE--Learn2 sells CD-ROM tutorials to AOL that it resells to its members. In addition Learn2 provides a customized version of its Learn2 Store to AOL's members accessible only from the AOL Computing Channel. Also, AOL has purchased online tutorials for use by certain employees.

        CANON--Learn2 uses StreamMaker authoring tool to create streams of Canon's proprietary tutorials, it uses to train its employees. Learn2 hosts the streams in the Learn2University infrastructure.

        COMPAQ--Learn2 sells online tutorials to Compaq, which resells these to its customers, including Radio Shack.

        HONEYWELL--Learn2 uses StreamMaker authoring tool to create streams of Honeywell's proprietary tutorials, it uses to train its employees. Learn2 hosts the streams in the Learn2University infrastructure. Also, Honeywell has purchased online tutorials for use by certain employees.

        INTERACT COMMERCE CORPORATION--Learn2 uses StreamMaker authoring tool to create streams of Interact's proprietary tutorials, it sells to its customers. Learn2 hosts the streams in the Learn2University infrastructure.

        MICROSOFT--Great Plains--Learn2 licensed SteamMaker to Microsoft--Great Plains to enable it to produce its own tutorials relating to the use of its accounting software, which it sells to its customers. Learn2 hosts the streams in the Learn2University infrastructure. Also, Microsoft--Great Plains has purchased online tutorials for use by certain employees.

        STAPLES--Learn2 sells CD-ROM tutorials to Staples that it resells to its customers.

        U.S. DEPARTMENT OF LABOR--Through one of its resellers, the U.S. Department of Labor has purchased online tutorials for use by certain employees.

COMPETITION

E-LEARNING AND TRAINING

    Learn2 provides e-learning products and services to corporate, government and non-profit markets as well as to individuals. The e-learning market is evolving. The market is fragmented and competitive, with no dominant players. Learn2's competitors vary in size and in the scope and breadth of the products and services they offer. Some of Learn2's competitors have greater financial resources than

Learn2's has. Learn2 anticipates that new competitors will enter the market, increasing the level of competition. Learn2 believes that the principal competitive factors in Learn2's market include:

    - Reputation and brand recognition

    - Breadth, depth and quality of content.

    - Technology

    - Services

    - Distribution

    Learn2's competition from a variety of sources, including:

    - "Instructor-led" training companies including IBM, New Horizons and Productivity Point International.

    - Corporate training departments.

    - Other e-learning companies including Click2Learn.com, Digital Think, Element K, SmartForce, and SkillSoft.

    - Vendors offering computer-based and videotape tutorials including NETg, Microsoft Press, Keystone and Video Professor.

    - Book publishers including Hungry Minds, McGraw Hill and Pearson.

MULTIMEDIA STREAMING AND AGENT TECHNOLOGIES

    The three most prominent providers of multimedia streaming technologies are Macromedia, Microsoft Corporation and RealNetworks Inc. StreamMaker is different than other multimedia streaming technologies because Learn2 engineered it specifically for use in training and e-learning applications. However, these other companies have substantial resources.

PERMISSION E-MAIL MARKETING SERVICES

    eTracks' competitors in the permission e-mail marketing and tracking arena include providers of e-mail based services such as: Double Click, MessageMedia, Exactis, Responsys.com, Digital Impact, and DeliverE. The majority of these companies operate with greater financial resources than eTracks does.

INTELLECTUAL PROPERTY AND LICENSES

    Learn2's success and ability to compete effectively will depend, in part, on its ability to protect Learn2's intellectual property. Learn2 relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect Learn2's proprietary rights. Learn2 has received patents that are important in the operation of our business. These patents may not be broad enough to protect Learn2's rights.

    Learn2 generally requires the execution of a license agreement that restricts copying and use of Learn2's products. In addition, Learn2 has agreements with resellers and customers that require the other party to pay Learn2 royalties based on sales or use of Learn2's products. Learn2 may not be compensated properly if those sales or uses are not reported to Learn2. If unauthorized copying or misuse of Learn2's products were to occur to any substantial degree, then Learn2's business could be affected materially and adversely. It may be possible for a third-party to copy or otherwise obtain and use Learn2's tutorials or technologies without authorization, or to develop similar tutorials or technologies independently.

    Learn2 uses employee and third-party confidentiality and non-disclosure agreements to protect Learn2's trade secrets and unpatented know-how. Learn2 requires its employees to assign to Learn2 all rights in any proprietary information or technology made or contributed by the employee during his or her employment with Learn2. In addition, Learn2 regularly enter into non-disclosure agreements with third parties including consultants, potential strategic partners and customers. Unfortunately, these agreements cannot guarantee the confidentiality of Learn2's trade secrets or unpatented know-how, nor can they prevent third parties from independently developing substantially equivalent proprietary information or copying, developing, or otherwise obtaining and using Learn2's proprietary information without authorization.

    Learn2 may resort to litigation to enforce its intellectual property rights, determine the validity and scope of the proprietary rights of others, or defend itself against claims of infringement or invalidity by others. While Learn2 is not currently engaged in any intellectual property litigation or proceedings, Learn2 may be in the future. An adverse outcome in a litigation or similar proceeding could subject Learn2 to significant liabilities to third parties, require disputed rights to be licensed from others, or require Learn2 to cease marketing or using certain products or services. The cost of addressing any intellectual property litigation, both in legal fees and the diversion of management resources, regardless of whether the claim is valid, could be significant.

    Third parties may claim that Learn2's current or future products infringe on their proprietary rights. Learn2 may be subject to these claims as the number of products and competitors in the education and training industry grows and the functionality of products in the marketplace overlap. Any of these claims, with or without merit, could result in costly litigation or might require Learn2 to enter into royalty or licensing agreements. These royalty or license agreements, if required, may not be available on terms acceptable to Learn2, if at all.

EMPLOYEES

    As of June 30, 2001, Learn2 had a total of 138 full-time employees, of whom 64 were engaged in research and product development, 54 in sales and marketing and 20 in general and administrative functions. Substantially all of the employees work in Learn2's offices in Pryor, Oklahoma, Belmont, California, Golden, Colorado or White Plains, New York. None of Learn2's employees are subject to a collective bargaining agreement and Learn2 has not experienced any work stoppages. Learn2 believes that its relationship with its employees is good.

RISK FACTORS RELATING TO OUR COMPANY AND OUR BUSINESS

    In addition to other information in this Form 10-K/A, you should consider carefully the following risk factors when evaluating our company and our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K/A, and the risks disclosed in our public filings, actual results could differ materially from those projected in any forward-looking statement.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A
  GOING CONCERN DUE TO AN EVENT OF DEFAULT UNDER OUR $10 MILLION CONVERTIBLE DEBENTURE.

    On August 1, 2001, Learn2 received notification from the Nasdaq Listing Qualifications Panel that the panel had determined to delist Learn2's common stock from quotation on the Nasdaq National Market effective with the opening of business on August 2, 2001, due to Learn2's failure to meet the minimum per share bid price required for continued listing. Effective with the opening of business, August 2, 2001, Learn's common stock began trading on the OTC Bulletin Board. The delisting of

Learn2's common stock from the Nasdaq National Market is an event of default under Learn2's $10 million convertible debenture. The holder of the convertible debenture agreed to waive its rights under the convertible debenture until the earlier of the termination of the merger agreement between Learn2 and E-Stamp, September 30, 2001 and an event of default under a $2 million convertible promissory note issued to E-Stamp by Learn2 in exchange for a $2 million loan. If the merger is not completed and Learn2 is unable to obtain an additional waiver from the holder of the convertible debenture, Learn2 may not have the resources to repay its obligations under the convertible debenture promissory note. As a result of the event of default under the convertible debenture, Learn2's auditors have revised their opinion regarding Learn2's financial statements for the fiscal year ended December 31, 2000 and expressed substantial doubt as to Learn2's ability to continue as a going concern.

IF OUR PROPOSED MERGER WITH E-STAMP CORPORATION IS NOT COMPLETED, WE MAY NOT HAVE SUFFICIENT CASH TO CONTINUE OUR BUSINESS.

    We have been operating our business on the basis that our proposed merger with E-Stamp Corporation will be completed. If the merger is not completed and we are not successful in raising additional funds from operations, the issuance of securities, sale of Etracks.com, Inc. or otherwise, we may not have sufficient cash to fund operations and repay our obligations under our $10 million convertible debenture or the $2 million convertible promissory note issued to E-Stamp by our company. The amount of the shortfall could exceed
$12 million and is dependent upon a variety of factors, including the timely introduction and market success of our products, the costs of developing, producing and marketing these products, adoption of the Internet as a medium of commerce and delivery of services, general economic conditions and various other factors. If our board of directors withdraws, modifies or changes its recommendation with respect to the merger in a manner adverse to E-Stamp or upon other events of default, E-Stamp may declare the note immediately due and payable. In addition, if the merger is not completed, the delisting of our common stock from the Nasdaq National Market is an event of default under the debenture. The conversion of our $10 million convertible debenture and the $2 million convertible promissory note issued to E-Stamp by us would result in the issuance of approximately 54 million shares of our common stock. As a result, the percentage ownership of stockholders in our company would be significantly reduced

FAILURE TO COMPLETE THE PROPOSED MERGER COULD ADVERSELY AFFECT OUR STOCK PRICE
  AND FUTURE BUSINESS AND OPERATIONS.

    The merger with E-Stamp Corporation is subject to the approval of stockholders and specified closing conditions. In the event that the merger is not successfully completed, We may be subject to a number of material risks, including the following: The price of our common stock may decline to the extent that the current market price for its common stock reflects a market assumption that the proposed merger will be completed; and costs related to the proposed merger, such as legal, accounting, and financial advisory fees, must be paid by us even if the merger is not completed.

    In addition, in the event that the merger is not completed, our board of directors may not be able to secure a similar strategic transaction to provide our company with cash for working capital and other purposes.

OUR SECURITIES HAVE BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET WHICH COULD
  RESULT IN YOUR BEING UNABLE TO SELL OUR STOCK READILY OR AT ALL.

    Our securities were delisted from the Nasdaq National Market on August 2, 2001.The delisting may impact adversely the liquidity of our securities, not only in the number of shares which can be bought or sold, but also through delays in the timing of transactions and reductions in potential security analyst and media coverage. This may reduce the demand for our common stock and the trading price of our securities. The delisting will greatly impair our ability to raise additional working capital. Our common stock currently trades on the OTC Bulletin Board and is subject to regulation as a "penny stock." The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price or exercise price of less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market or the Nasdaq SmallCap Market. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of holders to sell these securities in the secondary market and the price at which such holders can sell any such securities.

    If we were to reapply to list our securities on Nasdaq, we might reapply for listing on The Nasdaq Small Cap Market rather than The Nasdaq National Market. Compared to securities listed on The Nasdaq National Market, securities listed on The Nasdaq Small Cap Market are not quoted in regional newspapers, are less likely to receive analyst coverage and are less likely to be invested in by institutional investors. In addition, securities traded on The Nasdaq Small Cap Market are not exempt from state securities laws.

THE MERGER WILL RESULT IN SUBSTANTIAL COSTS WHETHER OR NOT COMPLETED.

    The merger will result in significant costs to our company. Transaction costs are estimated at approximately $1.7 million. These costs are expected to consist primarily of fees for investment bankers, attorneys, accountants, filing fees and financial printers. Most of these costs will be incurred whether or not the merger is completed.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT; WE MAY CONTINUE TO EXPERIENCE LOSSES.

    For the year ended December 31, 2000, we incurred a net operating loss of approximately $38 million and an accumulated deficit of approximately
$164 million. As a relatively new company in a relatively new market our revenue opportunities are evolving constantly. Therefore forecasting our results can be somewhat unpredictable. In addition, we face intense competition and we must manage our growth and respond to rapid changes in customer demands industry standards and the economy. We may not succeed in addressing this challenges.

WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN REVENUES AND OPERATING RESULTS,
  WHICH COULD CAUSE OUR SHARE PRICE TO BE VOLATILE.

    Due to the emerging nature of the e-learning market and a sluggish economy, we may be unable to forecast our revenues and profitability accurately. Because many of our costs will be fixed and based on anticipated revenue levels, variations in, and the timing of, revenue recognition could cause significant variations in operating results from quarter to quarter. If our future operating results are below the expectations of investors, the trading price of our company's common stock is likely to fall.

IF WE ARE UNABLE TO DEVELOP AWARENESS OF THE LEARN2 BRAND, OUR CUSTOMER BASE MAY
  NOT GROW AS EXPECTED.

    Developing the Learn2 brand within our target markets is critical to achieving widespread acceptance of our tutorials and a broad customer base. We may not succeed in developing the Learn2 brand if more successful competitors emerge, we are unable or fail to devote sufficient resources to marketing efforts, or course performance problems cause customer dissatisfaction. Our inability to develop the Learn2 brand would hinder growth.

WE WILL OPERATE IN A RAPIDLY CHANGING, COMPETITIVE MARKET AND WE MAY NOT HAVE
  ADEQUATE RESOURCES TO COMPETE SUCCESSFULLY.

    The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving industry standards. To succeed, we must continue to expand tutorial offerings and upgrade technologies. We may not be able to do so successfully. If we fail to anticipate or respond adequately to changes in technology and customer preferences, or we have any significant delays in tutorial development or introduction, our competitors may be able to attract and maintain a greater customer base.

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

OUR BUSINESS WILL SUFFER IF E-LEARNING IS NOT WIDELY ACCEPTED.

    The market for e-learning products and services is new and evolving. We expect that we will engage in intensive marketing and sales efforts to enable prospective customers to learn about the benefits of our products and services. There are a number of factors that could impact the acceptance of our products and services, which are new and largely untested compared to more established training and educational methods, including:

    - companies that have historically relied on, or invested in, traditional training and educational methods may be reluctant or slow to adopt Web-based e-learning products and services;

    - many of our potential customers have allocated only a limited portion of their budgets to e-learning; and

    - end users may not use e-learning products effectively.

    If the market for e-learning fails to develop or develops more slowly than we expect, we will not achieve our growth and revenue targets and the value of our common stock will likely decline.

THE SUCCESSFUL OPERATION OF OUR BUSINESS DEPENDS UPON A CONTINUAL SUPPLY OF
  CONTENT OTHER THAN RELATED TO OUR CURRENT LIBRARY.

    Our business success is dependent upon our ability to develop or obtain content from third party content providers because this content broadens the variety of content subjects we offer. Our inability to develop our own content or obtain it from third parties could result in delays in product introductions or shipments. We will depend on the quality and reliability of the content licensed and timely delivery of this content by our sources. Although we will have agreements specifying the terms of the licenses, these agreements may not be enforceable. We believe that we can arrange alternate sources for some or all of our content, but our inability to provide content to our customers and prospects on a timely basis could adversely affect the performance of our business. In 2000, our revenue related to third party content was less than 10% of our total revenue. The subject matter of our third party content can be important to prospective customers that evaluate e-learning companies based on a variety of content subjects.

WE MUST DELIVER TUTORIALS THAT MEET THE NEEDS OF OUR CUSTOMERS OR OUR BUSINESS
  WILL SUFFER.

    To be competitive, we must develop and introduce on a timely basis new tutorial offerings that meet the needs of companies seeking to use our e-learning products. Furthermore, the viability of our e-learning products depends in large part on our ability to update our tutorials and develop new content as the underlying subject matter changes.

WE PLAN TO EXPAND THE SCOPE OF OUR TUTORIALS AND MAY DEPEND ON OUR ABILITY TO
  ATTRACT EXPERTS OR SPECIALISTS. IF WE ARE UNABLE TO ATTRACT THE NECESSARY EXPERTISE, WE WILL NOT BE ABLE TO ENTER NEW FIELDS.

    Our strategy involves broadening the fields presently covered by our tutorials. In particular, to date we have focused primarily on tutorials in the information technology area and we are planning to develop and introduce new tutorial offerings in other fields. These new tutorial offerings may encompass areas in which we have little or no experience or expertise. Therefore, our ability to expand our tutorials into these areas may require us to locate and evaluate third-party experts or specialists who would develop or assist us in developing the tutorial content. If we are unable to locate and evaluate these experts, we may fail to develop the tutorials our customers demand or be unable to pursue new market opportunities. If we do not extend our tutorial offerings into new fields, our revenue growth could be constrained.

THE VARIABILITY AND LENGTH OF OUR SALES CYCLE FOR OUR E-LEARNING PRODUCTS MAY
  MAKE OUR OPERATING RESULTS UNPREDICTABLE AND VOLATILE.

    The period between our initial contact with a potential customer and the first purchase of our product by that customer typically ranges from three to nine months and in some cases may be as long as two years. Because we will rely on large sales for a substantial portion of our revenues, these long sales cycles can have a particularly significant effect on our financial performance in any quarter. Factors which may contribute to the variability and length of our sales cycle include:

    - The time required for potential customers to learn about the benefits of our e-learning products and services.

    - The time it takes our potential customers to assess the value of e-learning solutions compared to more traditional products and services.

    - The time it takes our potential customers to evaluate competitive e-learning products and services.

    - Our potential customers' internal budget and approval processes.

    - The extended periods most large corporations and government entities require to make purchasing decisions.

    As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales and thus to predict quarterly financial performance.

WE DEPEND ON MAJOR RETAILERS TO MARKET OUR PRODUCTS.

    In 2000, approximately 42.3% of our sales were made directly or indirectly to retailers. This market is subject to the unpredictability of consumer demand. We may not plan effectively for this market, which could result in adverse operating results in future periods. Our retail customers also carry our competitors' products. We pay retailers competitive rates to provide shelf space for our products. If we are unable to pay competitive rates, retailers may not continue to provide shelf space for our products, which could result in adverse operating results. These retail distributors may have limited capital to invest in inventory. Their decisions to purchase our products are partly a function of pricing, terms and special promotions offered by our competitors and other factors that we do not control nor can we predict. Our agreements with retailers are generally nonexclusive and may be terminated by them or by us without cause.

    Some retailers and distributors have experienced financial difficulties in the past. Distributors that we currently use may experience financial difficulties in the future. If these distributors do experience financial difficulties and we are unable to move their inventories to other distributors, we may experience reduced sales or increased write-offs, which would adversely affect our operating results.

AS OF DECEMBER 31, 2000, A DISTRIBUTOR OF OUR PRODUCTS OWED APPROXIMATELY 14.8%
  OF OUR OUTSTANDING ACCOUNTS RECEIVABLE BALANCE. THIS ACCOUNT MIGHT NOT BE COLLECTED.

    As of December 31, 2000, a distributor of our products owed approximately 14.8% of our outstanding accounts receivable balance. This receivable relates to a software license sale in 2000 for the rights to use our software. The balance of this receivable is due in September 2001. If we are unable to collect this accounts receivable, we may have to write-off this balance, which could adversely affect our operating results.

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

THE DEVELOPMENT OF OUR AUTHORING, COMPRESSION, ANIMATION AND STREAMING
  TECHNOLOGIES IS COMPLEX.

    The development of our authoring, compression, animation and streaming technologies is complex. The period between our initial development to the release of our products typically ranges. This can result in lengthy development cycles, extended testing periods and undetected errors or bugs in the software programs. As a result, the period between our initial development and testing to the release of our products typically ranges from two to three months. These factors can result in loss of market acceptance, loss of reputation and loss of market share if products of competitors either are available on the market first, or are viewed as more reliable than our products. To date, we have not experienced undetected errors that have adversely and materially affected operations.

OUR FUTURE GROWTH DEPENDS ON OUR ABILITY TO RETAIN KEY PERSONNEL AND SUCCESSFUL
  HIRING AND RETENTION, PARTICULARLY WITH RESPECT TO SALES, MARKETING AND DEVELOPMENT PERSONNEL, AND WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO SUCCEED.

    We are substantially dependent on Donald Schupak, Chairman of the Board of Directors, and Stephen P. Gott, President, Chief Executive Officer and Director. We may not be able to retain our key executives and engineers. We expect to continue to hire additional staff. We may not be successful in attracting, retaining or motivating key personnel. If we do not succeed in attracting new personnel, or retaining and motivating existing personnel, our business may be affected adversely.

WE FACE A RISK OF SYSTEM FAILURE.

    Our operations depend to a significant extent on our ability to maintain our computer and telecommunications systems. We must also protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain the capacity of our computer operations center and telecommunications systems and/or lead to degradations in performance or system failure. Any damage to or loss of our computer and telecommunications networks including our operations center could affect adversely the performance of our business. To date, we have not experienced system failures that have adversely and materially affected operations.

UNAUTHORIZED BREAK-INS TO OUR SERVICE COULD HARM OUR BUSINESS.

    Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to complete customer transactions. In addition, unauthorized persons may improperly access our data, which could harm us. Actions like these may be very expensive to remedy and could damage our reputation and discourage new and existing users from purchasing our products and services. To date, we have not experienced an unauthorized break-in or similar disruption that has adversely and materially affected operations.

WE MAY NOT BE ABLE TO IMPLEMENT OUR GROWTH STRATEGY.

    Successfully achieving our growth plan depends on our ability to:

    - Continue to develop and market our products and services.

    - Maintain and increase our customer base.

    - Effectively integrate businesses and technologies.

    - Continue to identify, attract, retain and motivate qualified personnel.

    If we do not successfully implement our growth strategy, our results of operations will be adversely affected.

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

OUR INTELLECTUAL PROPERTY RIGHTS ARE COSTLY AND DIFFICULT TO PROTECT.

    We have patents that cover our StreamMaker and LearningAgent technologies and have a patent pending for our AP tracking technologies. We cannot assure you that patents issued or acquired by our company now or in the future will be valid and enforceable, or provide us with any meaningful protection.

    We also have rights in the trademarks that we use to market our e-learning services and products. These trademarks include Learn2.com, StreamMaker(TM), LearningAgent(TM) and Learn2University(TM).

    Our intellectual property allows us to develop engaging, multimedia, technology-based tutorials and courses. For a description of our intellectual property see the section entitled "Learn2 Business" beginning on page 3.

    Our success and ability to compete effectively will depend, in part, on our ability to protect our intellectual property, which we protect through a combination of patent, trade secret, copyright, trademark, nondisclosure agreements and other contractual provisions and technical measures.

    None of these protections may be adequate to prevent our competitors from copying or reverse-engineering our products, concepts, trade names and trade dress. Furthermore, none of these protections prohibit our competitors from independently developing technologies that are substantially equivalent or superior to our technologies.

    We license certain products under licenses that are not signed by our licensees. The licensee agrees to the license by either (i) opening a package on which the license is written or (ii) on a computer, "clicking" the "I accept" or "I agree" tab underneath the license. These types of licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of certain countries in which our products are or may be licensed do not protect us to the same extent as the laws of the United States.

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

CHANGES IN LAWS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF
  INTERNET USERS AND OTHER INDIVIDUALS COULD HARM OUR BUSINESS.

    Websites usually place certain information called "cookies" on a user's hard drive usually without the user's knowledge or consent. Websites use cookies for a variety of reasons. We employ the use of cookies on our Websites. Certain Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drive. In addition, some Internet commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. The effectiveness of our technology and products could be limited by any reduction or limitation in the use of cookies. Specifically, some of our products use information provided by cookies to, among other things, (i) help track the progress of users through a tutorial, (ii) remember a user's login/password and (iii) track other session information. The reduction or limitation in the use of cookies may result in the loss of this session information, which could require the user to either re-enter the information and/or increase the response time of a tutorial. This could result in delays and a decrease in the effectiveness of our products. In this regard, there are a large number of legislative proposals before the United States Congress, foreign governments and other international regulatory agencies regarding privacy issues and the regulation and use of cookies. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could adversely affect our business. This could be caused by, among other possible provisions, the requirement that permission be obtained before we use cookies.

WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS.

    Our license agreements with customers typically contain provisions designed to limit exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the license agreements may not be effective under the laws of certain state and foreign jurisdictions.

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

OUR BUSINESS COULD BE HARMED BY CONSUMERS' CONCERNS ABOUT THE SECURITY OF
  TRANSACTIONS OVER THE INTERNET.

    We believe that concerns regarding the security of confidential information transmitted over the Internet, such as credit card numbers, prevent many potential customers from engaging in online transactions. Our success may depend on our ability to add sufficient security features to our e-commerce engine and to instill confidence in those features in our customers. If we fail to do so, we may not realize our business plan.

WE WILL CONTINUE TO EXPAND INTO INTERNATIONAL MARKETS IN WHICH WE HAVE LIMITED
  EXPERIENCE.

    A part of our strategy is to develop international markets. We have entered into distribution or reseller arrangements in Africa, Brazil, Ireland, South Korea, New Zealand and the United Kingdom. We may not be able to market our products and services in foreign markets successfully.

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

    In addition to uncertainty about our ability to continue to generate revenues and expand our international presence, we face certain risks inherent in doing business internationally, including:

    - Local economic and market conditions.

    - Difficulties in enforcing intellectual property and contractual rights.

    - The need for compliance with a variety of international and United States export regulations.

    - Unexpected changes in regulatory requirements.

    - Trade barriers.

    - Difficulties in staffing and managing international operations because of distance, language and cultural differences.

    - Longer payment cycles.

    - Currency exchange rate fluctuations.

    - Problems in collecting accounts receivable.

    - Political and economic instability.

    - Seasonal fluctuations in business activity.

    - Potentially adverse tax consequences.

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

ITEM 2.  PROPERTIES.

    We maintain facilities and offices at the following locations:

                                                                 LEASE           LEASE
                                                      SQ.      EXPIRATION       RENEWAL
LOCATION                          PURPOSE             FEET        DATE           OPTION
--------                  ------------------------  --------   ----------   ----------------
White Plains, New         Headquarters Office
  York..................                             12,000     12/31/04    One 5 year-term
Pryor, Oklahoma.........  Marketing, Production
                            and Product
                            Development              89,000        Owned         Owned
Golden, Colorado........  Research & Development
                            and Production            8,521     04/06/03          N/A
Belmont, California.....  Office                      7,788     04/30/04    Two 5 year-terms

ITEM 3.  LEGAL PROCEEDINGS.

    Learn2 is involved in certain legal proceedings and claims in the ordinary course of our business. We are contesting vigorously all such matters and believe that their ultimate resolution will not have a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Learn2.com is traded on the OTC Bulletin Board under the symbol "LTWO." Prior to August 2, 2001, Learn2.com stock traded on the Nasdaq National Market. As of August 7, 2001, we had more than 700 record holders of our common stock as reported by our transfer agent. The following table sets forth the range of high and low bid quotations for our common stock as reported by The Nasdaq National Market System during the periods as indicated.

                                                                HIGH       LOW
                                                              --------   --------
2000
  Fourth Quarter............................................   $ 2.03     $0.38
  Third Quarter.............................................     3.13      1.97
  Second Quarter............................................     4.13      1.60
  First Quarter.............................................     9.50      3.34

1999
  Fourth Quarter............................................   $ 5.75     $2.91
  Third Quarter.............................................     4.81      2.78
  Second Quarter............................................     8.94      3.88
  First Quarter.............................................    10.00      2.28

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

    On April 13, 2001, the holder executed a waiver, agreeing not to exercise any of its rights under the debenture to declare an event of default or convert the debenture with certain exceptions as provided in the waiver, with respect to Learn2's failure to register shares of common stock, issuable as a result of the conversion price reset on March 10, 2001, provided that Learn2 filed a registration statement within 30 days after the date the waiver would have expired and such registration statement is declared effective by the Securities and Exchange Commission within 90 days after such date.

    On April 19, 2001, in connection with the merger, the holder executed a new waiver agreeing not to exercise any of its rights under the debenture to declare an event of default or convert the debenture with certain exceptions as provided in the waiver. Except as set forth in the second succeeding sentence, the new waiver expires upon the earlier of (x) the termination of the merger agreement,
(y) September 30, 2001 and (z) the date of the occurrence of an event of default under the $2 million convertible promissory note issued to E-Stamp by Learn2. The dates between April 19, 2001 and expiration of the new waiver are referred to as the standstill period. However, with respect to an event of default caused by Learn2's failure to register shares of common stock, issuable as a result of the conversion price reset on March 10, 2001, the new waiver would not expire and would remain effective if Learn2 files a registration statement within 30 days after the end of the standstill period covering the shares of Learn2 common stock issuable under the debenture following the reset of the conversion price of the debenture and such registration statement is declared effective by the Securities and Exchange Commission within 90 days after the end of the standstill period.

    Because Learn2 cannot control the cure for events of default under the debenture, Learn2 will reclassify the debenture as a current liability as of March 31, 2001.

    On August 2, 2001, Learn2's common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board. The delisting of Learn2's common stock from the Nasdaq National Market is an event of default under Learn2's $10 million convertible debenture. The holder of Learn2's
$10 million convertible debenture could declare the convertible debenture due and payable upon the earlier of (x) the termination of the merger agreement,
(y) September 30, 2001 and (z) the date of occurrence of an event of default under the $2 million convertible promissory note issued to E-Stamp by Learn2.

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

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                2000     1999(1)      1998       1997       1996
                                                              --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Net revenues..............................................  $ 22,070   $ 12,221   $  2,674   $ 10,807   $ 20,549
  Cost of revenues..........................................     6,380      3,224        472      4,650      8,299
                                                              --------   --------   --------   --------   --------
  Gross profit..............................................    15,690      8,997      2,202      6,157     12,250

Operating expenses:
  Research and product development..........................     6,891      3,952      2,396     14,470     19,641
  Sales and marketing.......................................    12,146      9,201        595      5,885     11,262
  General and administrative................................     9,920      5,274      5,326      5,366      4,290
  Depreciation and amortization.............................     6,060      3,300      1,822      4,181      2,565
  Restructuring and other non-recurring charges.............       641      3,619         --         --         --
  Acquired in-process technology............................        --     24,777         --         --         --
  Impairment of goodwill and other intangible assets........    17,883         --         --         --         --
                                                              --------   --------   --------   --------   --------
  Total operating expenses..................................    53,541     50,123     10,139     29,902     37,758

Other income (expense)......................................      (139)        90     (2,674)     1,333      1,255
                                                              --------   --------   --------   --------   --------
Net loss....................................................   (37,990)   (41,036)   (10,611)   (22,412)   (24,253)
Dividends on preferred stock................................        --         --        338         --         --
Beneficial conversion feature associated with Preferred
  Stock.....................................................        --         --      5,479         --         --
                                                              --------   --------   --------   --------   --------
Net loss available to common stockholders...................   (37,990)  $(41,036)  $(16,428)  $(22,412)  $(24,253)
                                                              ========   ========   ========   ========   ========
Basic and diluted loss per share available to common
  stockholders..............................................  $  (0.72)  $  (1.06)  $  (0.92)  $  (1.47)  $  (1.80)
                                                              ========   ========   ========   ========   ========

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                2000     1999(1)      1998       1997       1996
                                                              --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic and diluted weighted average shares outstanding.......    52,702     38,846     17,899     15,241     13,442
                                                              ========   ========   ========   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
  Total assets..............................................  $ 50,321   $ 75,625   $ 13,419   $  9,946   $ 38,933
  Long-term debt (including current portion)................     9,271         --        194        946      6,790
  Stockholders' equity......................................    32,123     66,514     10,123      2,525     24,652

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following information should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere herein. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Our actual results may differ materially from those anticipated as a result of certain factors, including but not limited to, those set forth under "Risk Factors Relating to Our Company and Our Business" beginning on page 12.

RECENT DEVELOPMENTS

    On April 19, 2001, in order to facilitate Learn2's continued growth, Learn2 and E-Stamp entered into a Merger Agreement. Pursuant to the terms of the Merger Agreement, each share of Learn2 common stock will be converted into the right to receive shares of E-Stamp common stock such that the holders of E-Stamp common stock immediately prior to the merger will hold approximately 50.1%, and the former holders of Learn2's common stock (including the holder of Learn2's
$10.0 million convertible debenture) will hold approximately 49.9%, of the combined company. The holder of the convertible debenture has agreed that, immediately prior to the completion of the merger, the debenture will be redeemed in exchange for E-Stamp's payment of $1.0 million and the issuance of approximately 26.5 million shares of Learn2's common stock.

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

    In July 2001, ViaGrafix Corporation, a wholly-owned subsidiary of Learn2, entered into a letter of intent to sell Etracks.com, Inc. to the president of Etracks for a purchase price of $2.5 million. Under the terms of the letter of intent, at the closing of the transaction, $1.0 million of the purchase price would be paid in cash and $1.5 million would be paid pursuant to the issuance of a senior secured promissory note. The letter of intent will expire on November 16, 2001. If the contemplated transaction is not completed, Etracks.com, Inc. will continue to operate its historical business as a subsidiary of ViaGrafix.

    On August 2, 2001, Learn2's common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board. The delisting of Learn2's common stock from the Nasdaq

National Market is an event of default under Learn2's $10 million convertible debenture. The holder of Learn2's $10 million convertible debenture agreed to waive its rights under the convertible debenture until the earlier of the termination of the merger agreement, September 30, 2001 and an event of default under the convertible promissory note. If the merger is not completed and Learn2 is unable to obtain an additional waiver from the holder of the convertible debenture, Learn2 may not have the resources to repay its obligations under the convertible debenture or the convertible promissory note. As a result of the event of default under the convertible debenture, Learn2's auditors have revised their opinion regarding the Company's financial statements for the year ended December 31, 2000 and expressed substantial doubt as to Learn2's ability to continue as a going concern.

OVERVIEW

    Learn2's offerings include engaging online and physical learning and training products and complementary services, commonly referred to as e-learning services. Learn2 markets these services to corporate, government and individual clients and customers. Learn2 believes its mix of products and services provides it with a competitive advantage toward becoming the e-learning service provider of choice to its customers.

    Learn2's products provide an engaging learning experience to corporate and individual customers through interactive multimedia and animated tutorials and courseware. Learn2's corporate and government customers have access to these high quality tutorials and additional features such as reporting and administration through www.Learn2University.com. Additionally, through www.Learn2.com, visitors can access Learn2's content that includes tips and step-by-step instructions on a broad spectrum of skills, activities and tasks, as well as Learn2's multimedia tutorials. Learn2's e-learning products are also available on CD-ROM and video and can be purchased from Learn2's Website and major retailers nationwide.

    Through Learn2's subsidiary, eTracks.com, Inc., eTracks provides permission e-mail marketing and tracking services to customers that have "opt-in" e-mail customer lists. eTracks' services include e-mail creation, delivery, tracking and response analysis for a high volume of client e-mail accounts in a short period of time. eTracks also has developed a proprietary member database of over 500,000 Internet users who have "opted-in" to receive promotional e-mails. eTracks's clients can supplement their internally developed customer lists with our member database. In addition, during 2000 and prior, through periodic e-mails eTracks marketed various electronics and other products to its members. The demand for permission e-mail marketing and tracking services has increased over the past few years. As reported by eMarketer in the June 2001 edition of The e-mail Marketing Report, total e-mail marketing spending in the US in 2000 was just over $1 billion, including $496 million on e-mail ads, up from $422 million in 1999. According to eMarketer, by year-end 2003, US businesses and other organizations will spend almost $4.6 billion, including $2.2 billion on e-mail advertising expenditures. As a result, Learn2 expects that the demand will continue to grow for the foreseeable future. Learn2 believes that eTracks' technology enables more robust and useful tracking capabilities than its competitors'.

    Learn2's goal is to become the world's leading provider of engaging e-learning products and services. To achieve this goal, Learn2 expects to focus on its four primary objectives: creating a trusted brand, developing and owning creative and engaging content, enhancing its patented state-of-the-art technologies and offering services to meet the needs of its clients. In 1999, Learn2 changed its company name from 7th Level, Inc. to Learn2.com, Inc. Learn2 made the change to create a single recognized brand that more closely aligned Learn2's corporate identity with its product and service offerings.

HISTORY

    Learn2 was founded in 1993 with the goal of becoming a leading developer and publisher of interactive entertainment and educational content as well as a creator of state-of-the-art tools and technologies. In 1998, Learn2's research and development activities were focused primarily on developing and enhancing its agent technology. In early 1999, Learn2 recognized that appropriate applications of this technology were in the delivery of training and learning and therefore Learn2 abandoned its interactive entertainment business and focused its efforts on e-learning.

    In 1999, to strengthen its position in the e-learning marketplace, Learn2 acquired three companies that enhanced its brand, content, technologies and services capabilities: Street Technologies, Inc., a privately held company that developed and marketed technology-based training products and services delivered over intranets and the Internet utilizing a patented streaming technology and provided custom service capabilities; Panmedia Corporation, a privately held company that produced www.Learn2.com, a popular Website that offered step-by-step instructions on skills, activities and tasks; and ViaGrafix Corporation, a publicly traded company which developed, produced and marketed technology-based training tutorials delivered on CD-ROMs and video tapes as well as computer aided design or CAD software. The CAD product line was sold in March 2000. Through eTracks, ViaGrafix also provided permission e-mail broadcast services and conducted e-commerce. These acquisitions provided Learn2 with the Learn2 brand, and a stronger mix of content, technologies and service offerings.

    As set forth in Note 4 to Learn2's consolidated financial statements, Learn2 reported results of operations for all periods prior to August 23, 1999 do not reflect the results of ViaGrafix and prior to February 16, 1999 do not reflect the results of Street Technologies, Inc. Consequently, the results prior to these dates and Learn2's consolidated balance sheet at December 31, 1998 are not reflective of its operations and financial position as presently constituted.

    Effective January 1, 2000, Learn2 has adopted Staff Accounting Bulletin
No. 101 "Revenue Recognition In Financial Statements." SAB No. 101 expresses the views of the Securities and Exchange Commission in applying accounting principles generally accepted in the United States to certain revenue recognition issues.

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

    The effect of the adoption of SAB No. 101 was to decrease both revenues and sales and marketing expenses by $3.5 million. SAB No. 101 has been adopted as a change in accounting principle, effective January 1, 2000. The adoption of SAB No. 101 resulted in no change to current or previously reported earnings, as this was a reclassification between revenue and sales and marketing expenses. Learn2 has restated its results for the first three quarters of the year ended December 31, 2000 and for the year ended December 31, 1999, as reflected in Quarterly Financial Data on page 33. There was no restatement required for the year ended December 31, 1998. The adjustment for the year ended December 31, 1999 was a decrease to both net revenues and sales and marketing expenses by $1.3 million.

SOURCES OF REVENUE AND REVENUE RECOGNITION POLICY

    Learn2 generates revenue primarily from the sales and licensing of computer software training products and technologies, product development agreements, and broadcast messaging services.

    Revenue from software license agreements is recognized in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition." Software product sales under such license agreements are recognized as revenue upon shipment of the products to customers, provided that there are no significant vendor obligations and collection of the related receivable is probable. In circumstances whereby Learn2 has established vendor specific objective evidence, Learn2 accounts for insignificant vendor obligations and post-contract support over the service period.

    Revenue from on-line sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Learn2 defers a portion, generally 10% of the selling price of on-line products for hosting and recognizes that hosting ratably over the contractual period. Learn2 recognizes the two components, the software, (or training course) and the service (or hosting) based on their relative fair values.

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

    Many of Learn2's costs are fixed and are based on anticipated revenue levels. Learn2 may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If Learn2 has a shortfall in revenues in relation to expenses, or if expenses continue to exceed revenues, then Learn2's results of operations and financial condition would be affected materially and adversely. Learn2 expects to incur losses on a quarterly and annual basis for the foreseeable future, however Learn2 believes that the combined company following the completion of the merger with E-Stamp Corporation will have adequate resources to realize Learn2's business plan if the merger is completed.

RESULTS OF OPERATIONS

LEARNING SERVICES

    Learning Services revenues consist primarily of learning products and services sold or distributed through the Internet and of physical products sold through traditional retail channels and on-line. Cost of revenues consists of the expenses associated with the production and shipment of Learn2's physical products. In addition, it includes related costs to develop custom courses for specific customers.

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

2000 COMPARED TO 1999

    Revenues and gross profits for 2000 increased over 1999 primarily as the result of the inclusion of the full year of revenues from Learn2's acquisition of ViaGrafix in 1999. Revenues and gross profits also increased as a result of volume increases in corporate training revenue and revenue associated with Learn2's custom business. Operating expenses increased to $53.5 million from $50.1 million in 1999, and included $17.9 million in goodwill and other intangible asset impairments, $6.1 million in fixed and intangible asset amortization, and $600,000 in non-recurring charges in 2000. Operating expenses for 1999 included the write-off of acquired in-process technology of $24.8 million, fixed and intangible asset amortization of $3.3 million, restructuring charges of $3.3 million, and non-recurring costs of $300,000. Net loss including these charges was $38.0 million in 2000 as compared to $41.0 million in 1999.

    The following table sets forth industry segment information for the years ended December 31, 2000, 1999 and 1998:

                                             REVENUES                       GROSS PROFIT
                                  ------------------------------   ------------------------------
                                    2000       1999       1998       2000       1999       1998
                                  --------   --------   --------   --------   --------   --------
                                                          (IN THOUSANDS)
Learning Services...............  $17,932    $10,311     $2,674    $13,487     $8,019     $2,202
Broadcast Messaging Services....    4,308      1,970         --      2,331      1,027         --
Intersegment elimination........     (170)       (60)        --       (128)       (49)        --
                                  -------    -------     ------    -------     ------     ------
    Total.......................  $22,070    $12,221     $2,674    $15,690     $8,997     $2,202
                                  =======    =======     ======    =======     ======     ======

LEARNING SERVICES

    Learning Services revenues primarily consist of corporate learning products, technologies and services sold or distributed through the Internet and of physical products sold online, to online merchants and through traditional retail channels. Cost of revenues consists of the expenses associated with the production and shipment of our physical products, costs related to develop custom courses, for specific customers and content royalties. Revenues for Learning Services increased $7.6 million or 73.8% to $17.9 million for 2000 from $10.3 million for 1999. The gross profit for Learning Services was approximately 75.2% of revenues for 2000 and approximately 77.8% of revenues for 1999.

    For 2000, these revenues were composed of corporate learning products, technologies and services sold, licensed or distributed through the Internet of approximately $9.2 million or 51.4% of revenues, physical learning products sold online, to online merchants and through traditional retail channels of approximately $7.6 million or 42.5% of revenues, software sales related to our CAD product line (sold in March 2000) of approximately $400,000 or 2.2% of revenues and other revenue of approximately $700,000 or 3.9% of revenues. For 1999, Learning Services revenues were $10.3 million and were composed of approximately $4.1 million of corporate learning products or 39.8% of revenues, technologies and services sold or distributed through the Internet, approximately $4.1 million or 39.8% of revenues of physical learning products sold online, to online merchants and through traditional retail channels, and approximately $400,000 or 3.9% of revenues of software sales related to our CAD product line, and advertising and other legacy revenues of approximately
$1.7 million or 16.5% of revenues. The 1999 revenues include revenue from the operations acquired in the ViaGrafix acquisition that relate to our Learning Services Segment from August 23, 1999.

    For 2000, gross profit for Learning Services was approximately 75.2% of revenues compared to 77.8% of revenues for 1999. The change is gross profit was the result of the differences in the composition of revenues as noted above.

BROADCAST MESSAGING SERVICES

    Broadcast Messaging Services consists primarily of permission e-mail marketing and tracking services and e-commerce. Cost of revenues consists of the expenses associated with the delivery of permission e-mail and tracking services, including Internet access and personnel related costs incurred to operate Learn2's marketing and tracking services and cost of merchandise sold through its e-commerce operations.

    Revenues for Broadcast Messaging Services increased $2.3 million or 115.8% to $4.3 million for 2000, compared to $1.9 million for 1999. Broadcast Messaging Services gross profit was 54.1% of revenues for 2000 compared to 51.2% of revenues for 1999. The 1999 revenues include revenues from the operations acquired in the ViaGrafix acquisition that relate to our Broadcast Messaging Services segment from August 23, 1999.

OPERATING EXPENSES

RESEARCH AND PRODUCT DEVELOPMENT

    For 2000, research and product development expenses were $6.9 million compared to $4.0 million in 1999. Research and product development expenses relate to the development and enhancement of Learn2's technologies, content, Website and product design. The 2000 amount includes the research and product development expenses of ViaGrafix and Street Technologies, Inc., whereas the 1999 amounts include the results of ViaGrafix from August 23, 1999 and the results of Street Technologies, Inc. from February 16, 1999. The overall increase is attributable primarily to costs associated with the production and development of multimedia content.

    Learn2 believes that investment in research and product development is required to remain competitive. Therefore, Learn2 anticipates continued spending for research and product development in future periods.

SALES AND MARKETING

    For 2000, sales and marketing expenses were $12.1 million compared to $9.2 million 1999. Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses and costs of marketing materials. The 2000 amount includes the sales and marketing expenses of ViaGrafix and Street Technologies for 2000, whereas the 1999 amounts include the results of ViaGrafix from August 23, 1999 and the results of Street Technologies, Inc. from February 16, 1999. The overall increase is attributable primarily to increased sales and marketing personnel, costs for print media and other product related advertising.

    Sales and marketing expenses may increase in future periods in our continued effort to achieve growth in revenue and as Learn2 introduces new products.

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

RESTRUCTURING CHARGES

    In February of 1999, in connection with the Street Technologies, Inc. acquisition, Learn2 recorded a restructuring charge totaling approximately
$2.5 million. The charge was associated with the costs of moving the Richardson, Texas office to White Plains, NY. This included the termination of approximately 15 employees, the costs related to the remaining lease obligation on the office space and the write-off of redundant assets. The charge was recorded in the first quarter of 1999. In the fourth quarter of 1999, Learn2 was released from its remaining obligation on the lease of its office in Richardson, Texas and as a result, Learn2 reversed approximately $150,000 of the original restructuring accrual in the fourth quarter of fiscal 1999.

    In September of 1999, in connection with the acquisition of ViaGrafix Corporation, Learn2 recorded a restructuring charge totaling approximately
$1.0 million to integrate the ViaGrafix and Learn2 operations. The restructuring included costs of the termination of approximately 30 employees and the shutdown of certain facilities. The charge was recorded in the third quarter of 1999. As of December 31, 2000 all costs were paid.

NON-RECURRING COSTS

    During the second quarter of 2000, Learn2 completed the integration of the ViaGrafix and Panmedia mergers which began in 1999. As a result, Learn2 recorded a non-recurring charge of approximately $641,000 primarily for severance. During the second quarter of 1999, Learn2 completed its merger with Panmedia Corporation. Learn2 recorded a non-recurring charge of approximately $277,000 for transaction costs associated with the merger.

ACQUIRED IN-PROCESS TECHNOLOGY

    In 1999, in connection with Learn2's acquisitions of Street
Technologies, Inc., and ViaGrafix, Learn2 allocated approximately $9.7 million and $15.1 million of their respective purchase prices to acquired in-process technology. Accordingly these costs were expensed as of the acquisition date. Amounts allocated to acquired in-process technology relate to projects that had not yet reached technological feasibility and that, until completion of development, had no alternative future use. The technologies acquired required substantial additional development.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

    As a result of the operating losses incurred by ViaGrafix, Learn2 reviewed the recoverability of the goodwill and other intangible assets associated with its acquisition of ViaGrafix in accordance with its accounting policy for long-lived assets. Based on an analysis of projected undiscounted cash flows, Learn2 determined that the carrying value of such goodwill and other intangible assets was impaired. Accordingly, Learn2 engaged an outside appraiser to assist with the analysis and based upon the resulting valuation, Learn2 recognized approximately $17.9 million in impairment charges. The impairment charge was comprised of approximately $8.9 million of goodwill, $8.5 million of intangible assets, and $500,000 of capitalized software. The impairment charges are equal to the difference between the carrying amount of these assets and the estimated fair value at December 31, 2000.

INTEREST EXPENSE

    Interest expense was approximately $994,000 for 2000 compared to $146,000 for 1999. Interest expense in 2000 related primarily to interest on the $10.0 million convertible debenture issued in 2000. Interest expense in 1999 was related primarily to the 7% Convertible Notes Payable that were due and payable on February 11, 1999. To induce the holders to convert the notes into common stock, on February 10, 1999, Learn2 offered the holders the right to convert at a price equal to 85% of the then current market value of the stock. During February 1999, Learn2 issued 186,982 shares of common stock in exchange for $458,000 of current notes payable. In connection with the conversion, Learn2 recognized interest expense of approximately $115,000 as a result of the premium paid to induce the conversion of the notes.

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

1999 COMPARED TO 1998

    1999 revenues and gross profits increased over 1998 primarily as the result of the inclusion of the revenues from our acquisitions of Street Technologies from February 16, 1999 and ViaGrafix from August 23, 1999. Total operating expenses increased to $50.1 million from $10.1 million in 1998, and included the write-off of acquired in-process technology of $24.8 million, fixed and intangible asset amortization of $3.3 million, restructuring charges of $3.3 million, and non-recurring costs of $300,000. Net loss including these charges was $41.0 million in 1999 as compared to $10.6 million in 1998.

REVENUES

LEARNING SERVICES

    Learning Services revenues primarily consist of corporate learning products, technologies and services sold or distributed through the Internet and of physical products sold online, to online merchants and through traditional retail channels. Cost of revenues consists of the expenses associated with the production and shipment of Learn2's physical products, costs related to develop custom courses, for specific customers and content royalties.

    Revenues increased $7.6 million or 281.9% over 1998 revenues to $10.3 million in 1999 from $2.7 million in 1998. In 1998, revenues related primarily to royalties on licensed technologies related to Learn2's entertainment business and Web development. The gross profit for Learning Services was approximately 77.8% of revenues for 1999 and approximately 82.3% of revenues for 1998.

    In 1999, these revenues were composed of approximately $4.1 million or 39.8% of revenues of corporate learning products, technologies and services sold or distributed through the Internet, approximately $4.1 million or 39.8% of revenues of physical learning products sold online, to online merchants and through traditional retail channels, approximately $400,000 or 3.9% of revenues of software sales related to Learn2's CAD product line, and advertising and other legacy revenues of approximately $1.7 million or 16.5% of revenues. The 1999 revenues include revenue from the operations acquired in the ViaGrafix acquisition that relate to Learn2's Learning Services segment from August 23, 1999 and the results from Street Technologies from February 16, 1999.

    For 1999, gross profit for Learning Services was approximately 77.8% of revenues compared to 82.3% for 1998. The change in gross profit was the result of the differences in the composition of revenues as noted above. In addition, 1998 revenues primarily consisted of royalties, which have no cost of sales.

BROADCAST MESSAGING SERVICES

    Broadcast Messaging Services consists primarily of permission e-mail marketing and tracking services and e-commerce. Cost of revenues consists of the expenses associated with the delivery of permission e-mail and tracking services, including Internet access and personnel related costs incurred to operate Learn2's marketing and tracking services and cost of merchandise sold through Learn2's e-commerce operations.

    Revenues for Broadcast Messaging Services was $1.9 million for 1999 and were related to Learn2's ViaGrafix acquisition on August 23, 1999. Broadcast Messaging Services gross profit was 51.2% of revenues for 1999. In 1998, there were no revenues associated with this segment.

OPERATING EXPENSES

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

    Research and product development expenses were $4.0 million for 1999, as compared to $2.4 million for 1998. Research and product development relates to technology, Website and tutorial development. The overall increase is attributable primarily to costs associated with the production and development of multimedia content.

SALES AND MARKETING

    Sales and marketing expenses increased $8.6 million, from $600,000 in 1998 to $9.2 million in 1999. Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade-show expenses and costs of marketing materials. The overall increase was attributable to $6.5 million in costs related to increased sales and marketing staff to focus on direct and indirect licensing and sales to corporations, $2.6 million for cooperative, print media and other product related advertising expenses and $800,000 for promoting the Learn2 brand.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses remained unchanged at $5.3 million for 1999 and 1998. General and administrative expenses consist primarily of personnel related costs, occupancy costs and professional service fees. The 1999 expenses relate to the structure of the newly merged companies. In 1998, expenses included approximately $1.4 million related to stock grants to two of Learn2's directors.

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

RESTRUCTURING CHARGES

    In February of 1999, in connection with the Street Technologies, Inc. acquisition, Learn2 recorded a restructuring charge totaling approximately
$2.5 million. The charge was associated with the costs of moving the Richardson, Texas office to White Plains, NY. This included the termination of approximately 15 employees, the costs related to the remaining lease obligation on the office space and the write-off of redundant assets. The charge was recorded in the first quarter of 1999. In the fourth quarter of 1999, Learn2 was released from its remaining obligation on the lease of its office in Richardson, Texas and as a result, Learn2 reversed approximately $150,000 of the original restructuring accrual in the fourth quarter of fiscal 1999.

    In September of 1999, in connection with the acquisition of ViaGrafix Corporation, Learn2 recorded a restructuring charge totaling approximately $1.0 million to integrate the ViaGrafix and

Learn2 operations. The restructuring included costs of the termination of approximately 30 employees and the shutdown of certain facilities. The charge was recorded in the third quarter of 1999. As of December 31, 2000 all costs were paid.

ACQUIRED IN-PROCESS TECHNOLOGY

    In 1999, in connection with Learn2's acquisitions of Street
Technologies, Inc. and ViaGrafix, Learn2 allocated approximately $9.7 million and $15.1 million, respectively, of the purchase prices to acquired in-process technology. Accordingly, these costs were expensed as of the respective acquisition dates. Amounts allocated to acquired in-process technology relate to projects that had not yet reached technological feasibility and that, until completion of development, had no alternative future use. The technologies acquired required substantial additional development.

NON-RECURRING COSTS

    During the second quarter of 1999, Learn2 recorded a non-recurring charge of approximately $277,000 for transaction costs associated with the Panmedia merger.

INTEREST EXPENSE

    Interest expense was approximately $146,000 for 1999 compared to $1.8 million in 1998. Interest expense in 1999 primarily related to expense on the conversion of notes payable. Interest expense in 1999 was related primarily to the 7% Convertible Notes Payable that were due and payable on February 11, 1999. To induce the holders to convert the notes into common stock, Learn2 on February 10, 1999, offered the holders the right to convert at a price equal to 85% of the then current market value of the stock. During February 1999, Learn2 issued 186,982 shares of common stock in exchange for $458,000 of current notes payable. In connection with the conversion, Learn2 recognized interest expense of approximately $115,000 as a result of the premium paid to induce the conversion of the notes.

INTEREST INCOME

    Interest income was approximately $404,000 for 1999 compared to $335,000 in 1998. Interest income consists primarily of interest earned on overnight investments.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net was approximately $168,000 of expense compared to $1.3 million of expense in 1998. Other expenses in 1998 consisted primarily of a $1.5 million charge relating to the disposal of assets. This was partially offset by the reversal of an accrued royalty expense of $238,000 in excess of an original accrued royalty in 1997 totaling $1.0 million. The reduction was due to a renegotiation of the royalty contract in 1998. Because the reversal took place during 1998 and Learn2 had exited the business of producing interactive entertainment products, Learn2 recorded the reversal as other income.

NET LOSS

    The net loss was $41.0 million for 1999 compared to $10.6 million for 1998 and was attributable to the factors discussed above.

QUARTERLY RESULTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                           ---------------------------------------------------------------
                                           MARCH 31 (1)   JUNE 30 (1)   SEPTEMBER 30 (1)   DECEMBER 31 (1)
                                           ------------   -----------   ----------------   ---------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
  Revenue................................     $5,447         $6,126          $5,771            $ 4,726
  Gross margin...........................      3,680          4,199           4,330              3,481
  Net loss available to common
    shareholders.........................     (5,849)        (4,994)         (4,007)           (23,140)(2)
  Basic and diluted loss per common
    share................................      (0.11)         (0.09)          (0.07)             (0.44)

                                                            THREE MONTHS ENDED
                                           -----------------------------------------------------
                                            MARCH 31     JUNE 30    SEPTEMBER 30    DECEMBER 31
                                           ----------   ---------   -------------   ------------
1999
  Revenue................................   $  1,025     $1,791       $  3,403        $ 6,002
  Gross margin...........................        839      1,351          2,882          3,925
  Net loss available to common
    shareholders.........................    (13,605)    (2,594)       (19,160)         5,677
  Basic and diluted loss per common
    share................................      (0.47)     (0.08)         (0.45)         (0.11)

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

Reconciliation of Net Loss to Pro Forma Loss:

                                                            THREE MONTHS ENDED
                                           -----------------------------------------------------
                                            MARCH 31     JUNE 30    SEPTEMBER 30    DECEMBER 31
                                           ----------   ---------   -------------   ------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
  Net loss available to common
    shareholders.........................   $(5,849)     $(4,994)      $(4,007)       $(23,140)
  Interest and other, net................      (113)          95           125              32
  Non-recurring charges..................        --          641            --              --
  Impairment of goodwill and other
    intangible assets....................        --           --            --          17,883
  Depreciation and amortization..........     1,444        1,383         1,505           1,728
                                            -------      -------       -------        --------
  Pro forma loss.........................    (4,518)      (2,875)       (2,377)         (3,497)
  Pro forma loss per common share........     (0.09)       (0.05)        (0.04)          (0.07)

                                                                   THREE MONTHS ENDED
                                                    ------------------------------------------------
                                                    MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                    --------   --------   ------------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
  Net loss available to common shareholders.......  $(13,605)  $(2,594)     $(19,160)      $(5,677)
  Interest and other, net.........................        41      (117)           89          (103)
  Non-recurring charges...........................        --       277            --            --
  Acquired in-process technology..................     9,677        --        15,100            --
  Restructuring charges...........................     2,493        --           999          (150)
  Depreciation and amortization...................       379       610           833         1,478
                                                    --------   -------      --------       -------

  Pro forma loss..................................    (1,015)   (1,824)       (2,139)       (4,452)

  Pro forma loss per common share.................     (0.04)    (0.06)        (0.05)        (0.09)

    The quarterly earnings per share data above are computed independently for each of the quarters presented. As such, the sum of the quarterly per common share information may not equal the full year amounts due to rounding differences resulting from changes in the weighted-average number of common shares outstanding.

------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, Learn2 has financed its operations primarily through private placements of equity and debt securities and public offerings of Learn2's common stock. On April 19, 2001, Learn2 reached an agreement to merge with E-Stamp. Assuming satisfaction of certain conditions, including receipt of the requisite stockholder approval, the merger is expected to be consummated in the third quarter of 2001. Completion of the merger with E-Stamp is expected to enhance Learn2's ability to finance its growth as cash flow and capital markets access of the combined companies will be greater than prior to the merger.

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

    As of December 31, 2000, one customer represented approximately 14.8% of accounts receivable. This customer represents a disproportionate percentage of December 31, 2001 accounts receivable as it relates to a software license sale in 2000.

    On March 10, 2000, Learn2 entered into a Securities Purchase Agreement and pursuant thereto it issued a $10 million 6% convertible debenture due March 10, 2003. The debenture is convertible at any time at the option of the holder at a conversion price of $0.41 per share, as reset on March 10, 2001. In connection with the reset on March 10, 2001, Learn2 recorded interest expense of $9 million as a result of the reduction of the original conversion price from $6.00 to $0.41. The debenture is subject to anti-dilution provisions. The conversion price of the debenture also may be reset to the market value of Learn2's common stock on the second anniversary of the convertible debenture if the price of Learn2's common stock declines below $0.41 on the second anniversary. In addition, the holder was granted a five-year warrant to purchase 337,268 shares of Learn2 common stock exercisable at $7.41 per share. The value of this warrant has been recorded as a debt discount and is being amortized over the life of the related debt.

    On April 13, 2001, the holder executed a waiver, agreeing not to exercise any of its rights under the debenture to declare an event of default or convert the debenture with certain exceptions as provided in the waiver; with respect to Learn2's failure to register shares of common stock, issuable as a result of the conversion price reset on March 10, 2001, provided that Learn2 filed a registration statement within 30 days after the date the waiver would have expired and such registration statement is declared effective by the Securities and Exchange Commission within 90 days after such date.

    On April 19, 2001, in connection with the merger, the holder executed a new waiver agreeing not to exercise any of its rights under the debenture to declare an event of default or convert the debenture with certain exceptions as provided in the waiver. Except as set forth in the second succeeding sentence, the new waiver expires upon the earlier of (x) the termination of the merger agreement,
(y) September 30, 2001 and (z) the date of the occurrence of an event of default under the $2 million convertible promissory note issued to E-Stamp by Learn2. The dates between April 19, 2001 and the expiration of the new waiver are referred to as the standstill period. However with respect to an event of default caused by Learn2's failure to register shares of common stock, issuable as a result of the conversion price reset on March 10, 2001, the new waiver would not expire and would remain effective if Learn2 files a registration statement within 30 days after the end of the standstill period covering the shares of Learn2 common stock issuable under the debenture following the reset of the conversion price of the debenture and such registration statement is declared effective by the Securities and Exchange Commission within 90 days after the end of the standstill period.

    Because Learn2 cannot control the cure for events of default under the debenture, Learn2 will reclassify the debenture as a current liability as of March 31, 2001.

    On August 2, 2001, Learn2's common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board. The delisting of Learn2's common stock from the Nasdaq National Market is an event of default under the convertible debenture. The holder of the convertible debenture could declare the convertible debenture due and payable upon the earlier of the dates described in the waiver, including the earlier of the termination of the merger agreement and September 30, 2001. If the merger is not completed and Learn2 is unable to obtain an additional waiver from the holder of the convertible debenture, Learn2 may not have the resources to repay its obligations under the convertible debenture or the convertible promissory note.

    On April 19, 2001, Learn2, E-Stamp and the holder of the convertible debenture entered into a Redemption and Termination Agreement. Pursuant to the Redemption and Termination Agreement, the holder of the convertible debenture has agreed that, immediately prior to the completion of the merger between Learn2 and E-Stamp, the convertible debenture will be redeemed in exchange of E-Stamp's payment of $1.0 million, which will be accounted for as part of the purchase price, and the issuance of approximately 26.5 million shares of Learn2's common stock based on a conversion price of $0.41 per share plus accrued interest.

    Since the acquisition of ViaGrafix Corporation in August 1999, the management of Learn2 has been exploring and evaluating various business strategies relating to Etracks.com, Inc., a subsidiary of ViaGrafix. In February 2000, the management of Learn2 reached the conclusion that to maximize shareholder value and develop the on-going operations of Etracks, and to focus on the core business of e-learning, that it would seek an outside investment which could lead to the sale of all or part of the business. As a result, over the last eighteen months, Learn2 has explored various strategic alternatives. During the first quarter of 2001, the Learn2 board of directors authorized the sale of Etracks for a purchase price in excess of $2.0 million in cash. In
July 2001, ViaGrafix entered into a letter of intent to sell Etracks to Etracks'current president for a purchase price of $2.5 million. Under the terms of the letter of intent, at the closing of the transaction, $1.0 million of the purchase price would be paid in cash and $1.5 million would be paid pursuant to the issuance of a senior secured promissory note. The letter of intent will expire on November 16, 2001. If the contemplated transaction is not completed, Etracks will continue to operate its historical business. In fiscal year 2000, Etracks accounted for 19.5% of Learn2's revenues and 11.6% of Learn2's revenues for the three months ended March 31, 2001. Learn2 believes that the sale of Etracks will not have a material impact on Learn2's results of operations.

    To date, Learn2 has used cash and has operated at a loss. In addition, Learn2 has been operating its business on the basis that the merger will be completed. Learn2 has also incurred substantial costs in connection with the merger. Learn2's transaction costs incurred in connection with the merger are estimated to be approximately $1.2 million to $1.7 million, depending upon whether the merger is completed. Learn2 believes that if the merger is completed the combined company will have sufficient resources for its operating requirements and sufficient resources to realize the combined company's business plan. However, Learn2's ability to achieve positive cash flow depends upon a variety of factors, including the timely introduction and market success of our products, the costs of developing, producing and marketing these products, adoption of the Internet as a medium of commerce and delivery of services, general economic conditions and various other factors, some of which may be beyond our control. Many of our costs are fixed and are based on anticipated revenue levels. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to expenses, or if expenses continue to exceed revenues, then our results of operations and financial condition would be affected adversely and we may need to raise additional funds. In the event that the proposed merger with E-Stamp is not consummated, and we need to raise additional funds we cannot be certain that we will be successful nor can we predict the terms under which such funds would be available. If additional funds are not available we may not be able to meet our on-going expenses unless we change our business plan, sell non-strategic assets, curtail expenditures, and/or employ other strategies as are required in these circumstances.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required pursuant to this item are included in Item 14 of this Annual Report on Form 10-K/A and are presented beginning on page F-1.

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

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30, 1998             SEPTEMBER 30, 1998
                                          ---------------------------   ----------------------------
                                                        AS ORIGINALLY                  AS ORIGINALLY
                                          AS RESTATED     REPORTED      AS RESTATED      REPORTED
                                          -----------   -------------   ------------   -------------
Net loss available to common
  Stockholders..........................  $(7,922,802)  $(17,414,526)   $(15,474,901)  $(24,966,625)
Loss per common share...................  $     (0.45)  $      (1.00)   $      (1.00)  $      (1.62)

                                                                       SEPTEMBER 30, 1998
                                                              -------------------------------------
                                                              AS RESTATED    AS ORIGINALLY REPORTED
                                                              ------------   ----------------------
Additional capital..........................................  $ 83,990,864        $ 83,482,588
Accumulated deficit.........................................  $(83,635,328)       $(83,127,052)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS

    The following table sets forth Learn2's executive officers' and directors' ages and positions as of August 7, 2001:

NAME                        AGE                                POSITION
----                      --------                             --------
Donald Schupak..........     58      Director and Chairman of the Board of Directors
Stephen P. Gott.........     52      President, Chief Executive Officer and Director
Marc E. Landy...........     40      Executive Vice President, Chief Financial Officer and
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

    STEPHEN P. GOTT has served as Learn2's President, Chief Executive Officer and a Director since February 1999. From November 1994 to February 1999,
Mr. Gott served as the President, Chief Executive Officer and Chairman of the Board of Directors of Street Technologies, Inc., which Learn2 acquired in February 1999. From June 1986 to November 1994, Mr. Gott served as the Chief Technology and Operations Officer at Lehman Brothers.

    MARC E. LANDY currently serves as Learn2's Executive Vice President, Chief Financial Officer and Secretary. From November 1996 to February 1999, Mr. Landy served as the Vice President and Chief Financial Officer of Street Technologies, Inc., which Learn2 acquired in February 1999. From April 1993 to November 1996, Mr. Landy served in several management capacities, including Controller and Director of Consulting for Flexi International Software, Inc. Mr. Landy is a CPA and from 1990 to 1992 he was a Senior Audit Manager at Ernst & Young.

DIRECTORS

    The following table sets forth Learn2's executive officers' and directors' ages and positions as of August 7, 2001:

NAME                                 AGE                            POSITION
----                               --------                         --------
Donald Schupak(1)................     58      Director and Chairman of the Board of Directors
Stephen P. Gott(1)...............     52      President, Chief Executive Officer and Director
Robert Alan Ezrin(2)(3)..........     51      Director
James A. Cannavino(1)(2)(3)......     56      Director
S. Lee Kling(2)..................     72      Director

------------------------

(1) Member of Executive Committee.

(2) Member of Audit Committee.

(3) Member of Compensation Committee.

    Directors are elected each year at the annual meeting of stockholders.

    ROBERT ALAN EZRIN currently serves as Learn2's Vice Chairman of the Board of Directors and a Director. Mr. Ezrin is one of Learn2's founders and has served as a Director since Learn2 inception in April 1993 and has served as Vice Chairman of the Board of Directors since April 1998. Mr. Ezrin served as Learn2's President from November 1995 until April 1998 and Chief Executive Officer from March 1997 until April 1998. Mr. Ezrin served as Co-Chairman of the Board of Directors from Learn2's inception in April 1993 until November 1995. Mr. Ezrin served as Executive Vice President of Production from April 1994 to November 1995 and served as Vice President from April 1993 to April 1994. From 1984 through 1994, Mr. Ezrin was a Producer with Lozem Productions, Inc.
Mr. Ezrin has more than 25 years of experience in the international entertainment business, producing music, video and television projects for numerous internationally known stars such as Pink Floyd, Rod Stewart, KISS, Peter Gabriel and Roger Daltry. Mr. Ezrin is currently Vice-Chairman of Clear Channel Internet Group, a subsidiary of Clear Channel Communications. Mr. Ezrin is also a member of the Board of Directors of eMaiMai, Inc., Communities in Schools/ LAMP, the Mr. Holland's Opus Foundation, and the California African American Museum.

    JAMES A. CANNAVINO has served as a Director of Learn2 since January 1997. Since April 1, 1998, Mr. Cannavino has been Chief Executive Officer and Chairman of the Board of Directors of CyberSafe Corporation, a developer of software used for security applications. Prior to joining CyberSafe, Mr. Cannavino served as President and Chief Operating Officer for Perot Systems Corporation from September 1995 to September 1996. Until March 1995, he also held a variety of senior executive positions at IBM, serving as senior vice president for strategy and development at the time of his departure from IBM. Previously, Mr. Cannavino has served as a member of the IBM Corporate Executive Committee and Worldwide Management Council and as a member of the Board of Directors of IBM's Integrated Services and Solutions Company. He currently serves as Chairman of the Internet Technology Committee of Computer Concepts and as Chairman of the Board of Directors of Softworks, a provider of enterprise data, storage and performance management products and services. Mr. Cannavino is also a Director of OPUS360 Corporation and Marist College.

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

    In March 1997, we entered into an agreement with the Schupak Group, Inc. whereby we paid $12,000 per month to Schupak West, Inc., an affiliate of the Schupak Group, Inc. for the consulting services of Donald Schupak and other employees of the Schupak Group, Inc. In January 2000, our agreement with the Schupak Group, Inc. was amended to increase the consulting service fees to $28,666 per month. Additionally, Mr. Schupak is entitled to the reimbursement of reasonable travel and other expenses incidental to the performance of his consulting duties. Mr. Schupak is entitled to have the Board of Director consider a bonus at the end of each fiscal year.

    On January 6, 2000 Messrs. Schupak, Cannavino and Ezrin were granted options to purchase 500,000, 285,000 and 40,000 shares, respectively, of Learn2's common stock originally exercisable at a price of $4.00 per share. Such options vested immediately.

    On April 10, 2001, Learn2's Board of Directors approved a plan under which each director, officer and employee would be given the opportunity to exchange their existing stock options for new stock options with an exercise price of $0.25 per share, subject to a new vesting schedule that will be approved by E-Stamp. Messrs. Schupak, Cannavino and Kling have agreed that their previously vested stock options would be subject to an additional one year of vesting. As a result, E-Stamp and Learn2 are in the process of discussing appropriate vesting schedules and other matters concerning the Learn2 stock options.

    On April 10, 2001, Messrs. Schupak, Cannavino and Kling were granted stock options to purchase 1,000,000, 165,000 and 300,000, respectively, shares of common stock at an exercise price of $0.25 per share. Such options are subject to a one-year vesting period.

    On April 10, 2001, Mr. Gott was granted stock options to purchase 825,000 shares of common stock at an exercise price of $0.25 per share, subject to a three year vesting schedule.

    In lieu of paying $26,500 in director fees for his services as a director during fiscal year 2000, on April 10, 2001, Mr. Kling was granted stock options to purchase 60,000 shares of common stock at an exercise price of $0.25 per share. Such options are subject to a one year vesting period.

EMPLOYMENT CONTRACTS AND TERMINATION AND CHANGE IN-CONTROL ARRANGEMENTS

    Learn2 entered into an Employment Agreement, dated as of February 16, 1999, employing Stephen P. Gott as our Chief Executive Officer. We entered into an Amendment to the employment agreement, on April 18, 2001, which extended the term to February 16, 2002, subject to earlier termination for death, disability, resignation or removal. Pursuant to his amended employment agreement, Mr. Gott's annual base salary is $300,000 and he is eligible to receive an annual performance bonus. In the event of a "Change of Control" (as defined in the employment agreement), the stock options granted to Mr. Gott on February 16, 1999, shall vest immediately. If Mr. Gott resigns his employment for "Good Reason" (as defined in the employment agreement), if we terminate his employment without "Cause" (as defined in the employment agreement), or if we elect not to extend the term of Mr. Gott's employment, Mr. Gott will be entitled to (1) receive, in a lump sum, an amount equal to one year's base salary,
(2) become immediately and fully vested in all stock options granted prior to March 1, 2001, (3) with respect to fully vested options, the privilege of exercising the unexercised portion of such options upon the later of (x) one year from the effective date of his termination or (y) thirty days from the expiration of any restriction on the sale, transfer or other disposition of the shares of common stock underlying the options, and (4) a performance bonus as may be determined by the Board of Directors. Mr. Gott's employment agreement also contains confidentiality, non-competition and indemnification provisions.

    Learn2 entered into an Employment Agreement, dated as of February 16, 1999, employing Marc E. Landy as its Chief Financial Officer. We entered into an Amendment to the employment agreement on April 18, 2001, which extended the term to February 16, 2002, subject to earlier termination for death, disability, resignation or removal. Mr. Landy's annual base salary is $175,000. In the event of a "Change of Control" (as defined in the employment agreement), the stock options shall vest immediately. If Mr. Landy resigns his employment for "Good Reason" (as defined in the employment agreement), if the Corporation terminates his employment without "Cause" (as defined in the employment agreement), or if the Corporation elects not to extend the term of Mr. Landy's employment, Mr. Landy will be entitled to (1) receive, in a lump sum, an amount equal to one year's base salary, (2) become immediately and fully vested in all stock options granted prior to March 1, 2001, (3) with respect to fully vested options, the privilege of exercising the unexercised portion of such options upon the later of (x) one year from the effective date of his termination or (y) thirty days from the expiration of any restriction on the sale, transfer or other disposition of the shares of common stock underlying the options, and (4) receive an amount equal to the higher of (x) any bonus or incentive compensation he earned or received with respect to the prior fiscal year or (y) $40,000.
Mr. Landy's employment agreement also contains confidentiality, non-competition and indemnification provisions.

EXECUTIVE COMPENSATION

    The following table summarizes the compensation earned by (a) an individual who served as Learn2's Chief Executive Officer during fiscal year 2000,
(b) each person serving as an executive officer on December 31, 2000 who earned more than $100,000 in salary and bonus during fiscal year 2000 and (c) one individual who was among the highest paid employee for fiscal year 2000 but was not an executive officer on December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                               ANNUAL          COMPENSATION:
                                                            COMPENSATION        SECURITIES
                                               FISCAL    -------------------    UNDERLYING
NAME AND PRINCIPAL POSITION                     YEAR      SALARY     BONUS      OPTIONS(1)     OTHER(2)
---------------------------                   --------   --------   --------   -------------   --------
Stephen P. Gott.............................    2000     $300,000   $    --             --          --
  President, Chief Executive Officer            1999      175,000    50,000      1,000,000          --
  and Director                                  1998           --        --             --          --

Marc E. Landy...............................    2000      175,000    40,000        250,000       5,250
  Chief Financial Officer and                   1999      131,250    40,000        150,000       5,000
  Vice President                                1998           --        --             --          --

Kevin Riley.................................    2000      250,000    70,000        450,000       5,250
  Executive Vice President Sales and            1999      243,000    30,000        337,944      22,700
  Marketing                                     1998           --        --             --          --

------------------------

(1) Represents the number of options, each to acquire one share of common stock, granted pursuant to Learn2's stock option plans.

(2) Includes auto allowance, living expense allowance, match contribution to our 401(k) Plan.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table provides certain information relating to stock options granted to the Learn2 named executives during the fiscal year ended
December 31, 2000. In addition, as required by rules promulgated by the Securities and Exchange Commission, the table sets forth the hypothetical gains that would exist for the shares subject to such options based on assumed annual compounded rates of stock price appreciation during the option term.

                       STOCK OPTION GRANTS AND EXERCISES

                                         INDIVIDUAL GRANTS
                                     -------------------------
                                                   % OF TOTAL                             POTENTIAL REALIZED VALUE
                                                    OPTIONS                                   AT ASSUMED ANNUAL
                                                   GRANTED TO                               RATES OF STOCK PRICE
                                     NUMBER OF    EMPLOYEES IN   EXERCISE                  APPRECIATION FOR OPTION
                                     SECURITIES       LAST         PRICE                           TERM(1)
                                     UNDERLYING   FISCAL YEAR    PER SHARE   EXPIRATION   -------------------------
NAME                                  OPTIONS         (2)           (3)        DATES          5%           10%
----                                 ----------   ------------   ---------   ----------   ----------   ------------
Stephen P. Gott....................        --           --           --                    $            $
Marc E. Landy......................   150,000          5.2%        4.00      01/16/2010     377,337        956,245
Marc E. Landy......................   100,000          3.4%        1.63         5/25/10     102,195        258,983
Kevin Riley........................   250,000          8.6%        4.00      01/16/2010     628,895      1,593,742
Kevin Riley........................   200,000          6.9%        1.63         5/25/10     204,391        517,966

------------------------

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

(2) Learn2 granted stock options representing 2,912,200 shares of our common stock to employees during the fiscal year ended December 31, 2000.

(3) On April 10, 2001, Learn2's board of directors approved a plan under which each director, officer and employee would be given the opportunity to exchange their existing stock options for new stock options with an exercise price of $0.25 per share, subject to a new vesting schedule that will be approved by E-Stamp. As a result, E-Stamp and Learn2 are in the process of discussing appropriate vesting schedules and other matters concerning the Learn2 stock options.

(4) The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock option exercises are dependent upon a number of factors, including the future performance of the Learn2 common stock and the timing of option exercises, as well as the optionee's continued employment through the vested period. There can be no assurance that the amounts reflected in this table will be achieved.

                  OPTION EXCERCISES AND FISCAL YEAR-END VALUES

    The following table provides information about exercised stock options held by the Learn2 named executives. During fiscal year 2000, none of the Learn2 named executives exercised stock options.

                                                                        NUMBER OF
                                                                  SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                                                                    DECEMBER 31, 2000           DECEMBER 31, 2000(1)
                                        SHARES       VALUE     ---------------------------   ---------------------------
NAME                                   EXERCISED   REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                   ---------   ---------   -----------   -------------   -----------   -------------
Stephen P. Gott......................       --           --      666,666        333,334      $       --     $       --
Marc E. Landy........................       --           --      441,106        325,000              --             --
Kevin Riley..........................       --           --      100,692        687,252              --             --

------------------------

(1) Value based on the December 31, 2000 closing price of Learn2's common stock on the Nasdaq National Market of $0.41 per share. Underlying options that are not in-the-money are not valued in this table.

ITEM 12. SECURITY OWENERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information that has been provided to Learn2 with respect to beneficial ownership of shares of Learn2's common stock as of August 7, 2001 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of Learn2's directors, (iii) each of the Learn2 named executive officers listed in the Summary Compensation Table and (iv) all directors and executive officers of Learn2 as a group. Unless otherwise noted, Learn2 believes that all persons named in the table have sole voting and investment power with respect to all shares of voting stock beneficially owned by them. The address for each stockholder listed in the following table is c/o Learn2, 1311 Mamaroneck Avenue, Suite 210, White Plains, New York 10605.

                                                      AMOUNT AND     APPROXIMATE
                                                      NATURE OF     PERCENTAGE OF
                                                      BENEFICIAL     COMMON STOCK
NAME OF PERSON IDENTITY OF GROUP                     OWNERSHIP(1)   OUTSTANDING(2)
--------------------------------                     ------------   --------------
Stephen P. Gott(3).................................    7,210,407          13.6%
Marc E. Landy(4)...................................      747,430           1.4%
Donald Schupak.....................................    1,220,092           2.3%
James S. Cannavino.................................      215,000             *
Robert Alan Ezrin..................................      727,391           1.4%
S. Lee Kling.......................................       92,942             *
Kevin C. Riley(5)..................................      380,508             *
All current directors and executive officers as a
  group (7 persons)(6).............................   10,593,771          19.4%

------------------------

*   Represents beneficial ownership of less than 1% of Learn2's common stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable within 60 days of August 7, 2001 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(2) Based on approximately 52,881,618 shares of Learn2 common stock outstanding on August 7, 2001.

(3) Shares shown as beneficially owned include 666,666 shares of Learn2 common stock issuable upon the exercise of options.

(4) Shares shown as beneficially owned consist of 691,106 shares of Learn2 common stock issuable upon the exercise of options and 56,324 shares of our common stock which Mr. Landy acquired in April 2001 following the exercise of an option granted by Stephen P. Gott.

(5) Shares shown as beneficially owned include 368,008 shares of Learn2 common stock issuable upon the exercise of options.

(6) Shares shown as beneficially owned include 1,738,281 shares of Learn2 common stock issuable upon the exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In February 1999, Donald Schupak, the Chairman of the Board of Directors of Learn2, exercised options to purchase an aggregate of 600,000 shares of common stock for an aggregate exercise price of $1,200,000. Mr. Schupak paid Learn2 $6,000 which represented the par value of the shares of common stock purchased. Mr. Schupak borrowed the remaining $1,194,000 which accrues interest at the annual rate of 6% payable quarterly or, at the option of Mr. Schupak, accrues at the annual rate of 7% payable upon maturity of the loan in February 2004. As collateral for the loan, Mr. Schupak pledged the 600,000 shares of common stock purchased plus an additional 213,000 shares of common stock. If the market value of the pledged shares of common stock is equal to more than 200% of the principal amount of the loan, then Mr. Schupak may request that Learn2 release a number of shares which have a market value in excess of such amount. If the market value of the pledged shares of common stock is equal to less than 125% of the principal amount of the loan, then Mr. Schupak must pledge additional shares of common stock to bring the market value of the pledged shares to such amount. On April 17, 2001 in light of the decline of Learn2's stock price and in connection with the proposed merger with E-Stamp, the Board of Directors of Learn2 (i) waived the requirement that Mr. Schupak pledge additional shares of common stock as collateral for the loan and (ii) subject to the closing of the merger with E-Stamp, approved the repricing of the stock options to a purchase price of $0.01 per share, cancelled the note issued by Mr. Schupak to Learn2 and released any liens thereunder.

    In March 1999, Robert Alan Ezrin, the Vice Chairman of the Board of Directors of Learn2, exercised options to purchase an aggregate of 145,000 shares of common stock for an aggregate exercise price of $310,000. Mr. Ezrin paid us $103,333 and borrowed the remaining $206,667. The loan accrues interest at the annual rate of 6% payable quarterly or, at the option of Mr. Ezrin, accrues at the annual rate of 7% payable upon maturity of the loan in March 2004. As collateral for the loan, Mr. Ezrin pledged the 145,000 shares of common stock purchased plus an additional 1,964 shares of common stock. If the market value of the pledged shares of common stock is equal to more than 200% of the principal amount of the loan, then Mr. Ezrin may request that Learn2 release a number of shares which have a market value in excess of such amount. If the market value of the pledged shares of common stock is equal to less than 125% of the principal amount of the loan, then Mr. Ezrin must pledge additional shares of common stock to bring the market value of the pledged shares to such amount. In March 2000, as a result of the increase in the market value of Learn2's common stock, 20,000 of the pledged shares were released to Mr. Ezrin per his request. On April 17, 2001 in light of the decline of Learn2's stock price and in connection with the proposed merger with E-Stamp, the Board of Directors of Learn2 (i) waived the requirement that Mr. Ezrin pledge additional shares of common stock as collateral for the loan and (ii) subject to the closing of the merger with E-Stamp, approved the repricing of the stock options to a purchase price of $0.71 per share, cancelled the note issued by Mr. Ezrin to Learn2 and released any liens thereunder.

    In March 1999, James A. Cannavino, a Director of Learn2, exercised options to purchase an aggregate of 215,000 shares of common stock for an aggregate of $430,000. Mr. Cannavino paid us $143,333 and borrowed the remaining $286,667. The loan accrues at the annual rate of 6% payable quarterly or, at the option of Mr. Cannavino, accrues at the annual rate of 7% payable upon maturity of the loan in March 2004. As collateral for the loan, Mr. Cannavino pledged the 215,000 shares of common stock purchased. If the market value of the pledged shares of common stock is equal to more than 200% of the principal amount of the loan, then Mr. Cannavino may request that Learn2 release a number of shares which have a market value in excess of such amount. If the market value of the pledged shares of common stock is equal to less than 125% of the principal amount of the loan, then Mr. Cannavino must pledge additional shares of Learn2's common stock to bring the market value of the pledged shares to such amount. On April 17, 2001 in light of the decline of Learn2's stock price and in connection with the proposed merger with E-Stamp, the Board of Directors of Learn2
(i) waived the requirement that Mr. Cannavino pledge additional shares of common stock as collateral for the loan and (ii) subject to the closing of the merger with E-Stamp, approved the repricing of the stock options to a purchase price of $0.67 per share, cancelled the note issued by Mr. Cannavino to Learn2 and released any liens thereunder.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements. The following consolidated financial statements, and related notes, of Learn2.com, Inc. and the Report of Independent Public Accountants are filed as part of this Form 10-K.

                                                                     PAGE
                                                                   --------
Index to Consolidated Financial Statements:
Report of Independent Public Accountants....................         F-1
Consolidated Balance Sheets.................................         F-2
Consolidated Statements of Operations.......................         F-3
Consolidated Statement of Changes in Stockholders' Equity...         F-4
Consolidated Statements of Cash Flows.......................         F-5
Notes to Consolidated Financial Statements..................         F-6

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

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
          2.1           Agreement and Plan of Merger, dated as of February 16, 1999, by and among Learn2.com, Inc. (formerly 7th Level, Inc.)
                        (the "Company"), 7th Level Merger Corporation, Street
                        Technologies, Inc. and the stockholders of Street
                        Technologies, Inc. named therein (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K
                        filed with the Securities and Exchange Commission (the
                        "Commission") on February 25, 1999).
          2.2           Agreement and Plan of Merger, dated as of May 13, 1999, by and among the Company, 7th Level Acquisition Corporation,
                        Panmedia Corporation, Jason Roberts and Patricia Roberts
                        (incorporated by reference as an exhibit to the Company's
                        Current Report on Form 8-K filed with the Commission on
                        May 26, 1999).
          2.3           Agreement and Plan of Merger, dated as of June 1, 1999, by and among the Company, 7th Level Merger Corporation and
                        ViaGrafix Corporation (incorporated by reference as an
                        exhibit to the Company's Current Report on Form 8-K filed
                        with the Commission on June 15, 1999).
          3(i)          Amended and Restated Certificate of Incorporation of the
                        Company (incorporated by reference as an exhibit to the
                        Company's Amendment No. 1 to the Registration Statement on
                        Form S-1 filed with the Commission on May 18, 1994).
         3(ii)          Bylaws of the Company (incorporated by reference as an
                        exhibit to the Company's Registration Statement on Form S-1 filed with the Commission on May 18, 1994).
         10.1           Amended and Restated Incentive Stock Option Plan
                        (incorporated by reference as an exhibit to the Company's
                        Definitive Proxy Statement filed with the Commission on June
                        22, 1999).
         10.2           Employee Stock Purchase Plan (incorporated by reference as an exhibit to the Company's Amendment No. 1 to Registration
                        Statement on Form S-1 filed with the Commission on September
                        19, 1994).
         10.3           1999 Stock Option Plan (incorporated by reference as an
                        exhibit to the Company's Definitive Proxy Statement filed
                        with the Commission on June 22, 1999).

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
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

------------------------

(b) Reports on Form 8-K

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, State of New York, on August 10, 2001.

                                                       LEARN2.COM, INC.

                                                       By:              /s/ MARC E. LANDY
                                                            -----------------------------------------
                                                                          Marc E. Landy
                                                             CHIEF FINANCIAL OFFICER, EXECUTIVE VICE
                                                                     PRESIDENT AND SECRETARY

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                                              TITLE                        DATE
---------                                              -----                        ----
               /s/ JAMES A. CANNAVINO                  Director                      August 10, 2001
     -------------------------------------------
                 James A. Cannavino

                 /s/ DONALD SCHUPAK                    Chairman of the Board of      August 10, 2001
     -------------------------------------------         Directors
                   Donald Schupak

                  /s/ S. LEE KLING                     Director                      August 10, 2001
     -------------------------------------------
                    S. Lee Kling

                /s/ ROBERT ALAN EZRIN                  Vice Chairman of the Board    August 10, 2001
     -------------------------------------------
                  Robert Alan Ezrin

                 /s/ STEPHEN P. GOTT                   President, Chief Executive    August 10, 2001
     -------------------------------------------         Officer and Director
                   Stephen P. Gott                       (Principal Executive
                                                         Officer)

                  /s/ MARC E. LANDY                    Chief Financial Officer,      August 10, 2001
     -------------------------------------------         Executive Vice President
                    Marc E. Landy                        and Secretary
                                                         (Principal Financial
                                                         Officer)

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

    As discussed further in Note 1, subsequent to April 13, 2001, the date of our original report, the Company was delisted from the Nasdaq National Market on August 2, 2001. This factor, among others, as described in Note 1, create a substantial doubt about the Company's ability to continue as a going concern and an uncertainty as to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                        Arthur Andersen LLP

New York, New York
April 13, 2001
(except with respect to the matter discussed in the second, third and fourth paragraphs of Note 1 and the third, fourth, fifth and six paragraphs of Note 6, as to which the date is August 2, 2001)

                                LEARN2.COM, INC.
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                2000        1999
                                                              ---------   ---------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $   4,760   $   7,228
  Short term investments....................................         --         902
  Accounts receivable, net of allowances of $1,439 and
    $1,662, respectively....................................      3,373       3,152
  Inventories...............................................      1,493         797
  Prepaid expenses and other current assets.................        906       1,549
                                                              ---------   ---------
  Total current assets......................................     10,532      13,628
Fixed assets, net...........................................      4,981       4,547
Capitalized software, net...................................     14,915      16,911
Intangible assets, net......................................      5,011      15,257
Goodwill, net...............................................     14,343      25,112
Other assets................................................        539         170
                                                              ---------   ---------
  Total assets..............................................  $  50,321   $  75,625
                                                              =========   =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   3,692   $   3,135
  Accrued expenses..........................................      3,531       4,015
  Current portion of deferred revenue.......................      1,345       1,105
  Other current liabilities.................................        246         232
                                                              ---------   ---------
    Total current liabilities...............................      8,814       8,487
Deferred revenue............................................         93         547
Convertible debenture, net of unamortized debt discount of
  $729......................................................      9,271          --
Other liabilities...........................................         20          77
                                                              ---------   ---------
  Total liabilities.........................................     18,198       9,111
Commitments and contingencies (Note 14)
Stockholders' equity:
  Common stock, par value $0.01 per share, 100,000,000
    shares authorized; 52,881,618 and 51,715,739 shares
    issued and outstanding in 2000 and 1999, respectively...        529         517
  Additional paid-in capital................................    197,287     193,700
  Notes receivable from directors...........................     (1,687)     (1,687)
  Accumulated deficit.......................................   (164,006)   (126,016)
                                                              ---------   ---------
  Total stockholders' equity................................     32,123      66,514
                                                              ---------   ---------
  Total liabilities and stockholders' equity................  $  50,321   $  75,625
                                                              =========   =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                                LEARN2.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           2000          1999          1998
                                                        -----------   -----------   -----------
                                                                           *
Net revenues..........................................  $    22,070   $    12,221   $     2,674
Cost of revenues......................................        6,380         3,224           472
                                                        -----------   -----------   -----------
  Gross profit........................................       15,690         8,997         2,202
Operating expenses:
  Research and product development....................        6,891         3,952         2,396
  Sales and marketing.................................       12,146         9,201           595
  General and administrative..........................        9,920         5,274         5,326
  Depreciation and amortization.......................        6,060         3,300         1,822
  Restructuring charges...............................           --         3,342            --
  Acquired in-process technology......................           --        24,777            --
  Impairment of goodwill and other intangible
  assets..............................................       17,883            --            --
  Non-recurring costs.................................          641           277            --
                                                        -----------   -----------   -----------
  Total operating expenses............................       53,541        50,123        10,139
                                                        -----------   -----------   -----------
Operating loss........................................      (37,851)      (41,126)       (7,937)
Interest expense......................................         (994)         (146)       (1,732)
Interest income.......................................          632           404           335
Other income (expense), net...........................          223          (168)       (1,277)
                                                        -----------   -----------   -----------
  Net loss............................................      (37,990)      (41,036)      (10,611)
Dividends on Preferred Stock..........................           --            --           338
Beneficial conversion feature associated with
  Preferred Stock.....................................           --            --         5,479
                                                        -----------   -----------   -----------
Net loss available to common stockholders.............  $   (37,990)  $   (41,036)  $   (16,428)
                                                        ===========   ===========   ===========
Basic and diluted loss per common share...............  $     (0.72)  $     (1.06)  $     (0.92)
                                                        ===========   ===========   ===========
Weighted average basic and diluted common shares
  outstanding.........................................   52,702,411    38,846,236    17,899,018
                                                        ===========   ===========   ===========

------------------------

*   See Note 3.

  The accompanying notes are an integral part of these consolidated financial statements.

                                LEARN2.COM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                                                  NOTES AND
                                                                                                                   ACCOUNTS
                                        COMMON STOCK       CONVERTIBLE   CONVERTIBLE                CUMULATIVE    RECEIVABLE
                                     -------------------    PREFERRED     PREFERRED    ADDITIONAL   TRANSLATION      FROM
                                      SHARES     AMOUNT     SERIES A      SERIES B      CAPITAL     ADJUSTMENT    DIRECTORS
                                     --------   --------   -----------   -----------   ----------   -----------   ----------
Balance at December 31, 1997.......   15,328      $153       $    --       $    --      $ 70,640       $ 13        $    --
  Issuance of Series A Preferred
    Stock (net of issuance costs of
    $3,021)........................       --        --         2,479            --         2,790         --             --
  Issuance costs in connection with
    Notes..........................       --        --            --            --         1,467         --             --
  Beneficial conversion feature....       --        --            --            --         5,479         --             --
  Conversion of Series A Preferred
    Stock to Series B Preferred
    Stock..........................       --        --        (2,479)        2,479            --         --             --
  Conversion of Notes to Series B
    Preferred Stock................       --        --            --         3,000         1,500         --             --
  Common Stock issued on conversion
    of Series B Preferred Stock....    4,303        43            --        (4,850)        4,807         --             --
  Common Stock dividends...........      107         1            --            --           278         --             --
  Common Stock issued in private
    placement......................    1,667        17            --            --         4,683         --             --
  Warrants issued to
    non-employees..................       --        --            --            --            32         --             --
  Common Stock issued upon exercise
    of warrants....................    2,813        28            --            --            --         --             --
  Common Stock granted to
    Officers.......................      765         7            --            --         1,379         --             --
  Common Stock issued under Stock
    Option Plans and Stock Purchase
    Plan...........................      325         3            --            --           867         --             --
  Compensation expense on options
    issued to non-employees........       --        --            --            --            41         --             --
  Foreign currency translation
    adjustment.....................       --        --            --            --            --        (13)            --
  Dividend distribution............       --        --            --            --            --         --             --
  Net loss.........................       --        --            --            --            --         --             --
                                      ------      ----       -------       -------      --------       ----        -------
Balance at December 31, 1998.......   25,308       252            --           629        93,963         --             --
  Common Stock issued on conversion
    of Series B Preferred Stock....      698         7            --          (629)          622         --             --
  Common Stock issued on conversion
    of Series D Preferred Stock....    7,220        72            --            --           (72)        --             --
  Stock issued in connection with
    Street Technologies, Inc.
    acquisition....................    4,948        49            --            --        36,439         --             --
  Series B dividends paid in Common
    Stock..........................       24        --            --            --            73         --             --
  Common Stock issued on exercise
    of warrants....................      575         6            --            --            --         --             --
  Common Stock issued upon
    conversion of notes payable....      187         2            --            --           571         --             --
  Warrants and options issued to
    non-employees..................       --        --            --            --         1,522         --             --
  Notes and accounts receivable
    from directors from the
    exercise of stock options......       --        --            --            --            --         --         (1,934)
  Repayment of notes and accounts
    receivable from directors from
    the exercise of stock
    options........................       --        --            --            --            --         --            247
  Common Stock issued under Stock
    Option Plans and Stock Purchase
    Plan...........................    2,020        21            --            --         3,895         --             --
  Stock issued in connection with
    ViaGrafix acquisition..........   10,686       107            --            --        56,669         --             --
  Series D Preferred Stock issued
    under Stock Option Plan........       --        --            --            --            18         --             --
  Dividend distribution............       --        --            --            --            --         --             --
  Financing costs..................       50         1            --            --            --         --             --
  Net loss.........................       --        --            --            --            --         --             --
                                      ------      ----       -------       -------      --------       ----        -------
Balance at December 31, 1999.......   51,716       517            --            --       193,700         --         (1,687)
  Warrant issued in connection with
    convertible note...............       --        --            --            --         1,000         --             --
  Common Stock issued under Stock
    Option Plans...................    1,166        12            --            --         2,266         --             --
  Warrants issued to
    non-employees..................       --        --            --            --           321         --             --
  Net loss.........................       --        --            --            --            --         --             --
                                      ------      ----       -------       -------      --------       ----        -------
Balance at December 31, 2000.......   52,882      $529       $    --       $    --      $197,287       $ --        $(1,687)
                                      ======      ====       =======       =======      ========       ====        =======


                                                        TOTAL
                                     ACCUMULATED    STOCKHOLDERS'
                                      (DEFICIT)        EQUITY
                                     ------------   -------------
Balance at December 31, 1997.......   $ (68,281)      $  2,525
  Issuance of Series A Preferred
    Stock (net of issuance costs of
    $3,021)........................          --          5,269
  Issuance costs in connection with
    Notes..........................          --          1,467
  Beneficial conversion feature....      (5,479)            --
  Conversion of Series A Preferred
    Stock to Series B Preferred
    Stock..........................          --             --
  Conversion of Notes to Series B
    Preferred Stock................          --          4,500
  Common Stock issued on conversion
    of Series B Preferred Stock....          --             --
  Common Stock dividends...........        (279)            --
  Common Stock issued in private
    placement......................          --          4,700
  Warrants issued to
    non-employees..................          --             32
  Common Stock issued upon exercise
    of warrants....................          --             28
  Common Stock granted to
    Officers.......................          --          1,386
  Common Stock issued under Stock
    Option Plans and Stock Purchase
    Plan...........................          --            870
  Compensation expense on options
    issued to non-employees........          --             41
  Foreign currency translation
    adjustment.....................          --            (13)
  Dividend distribution............         (71)           (71)
  Net loss.........................     (10,611)       (10,611)
                                      ---------       --------
Balance at December 31, 1998.......     (84,721)        10,123
  Common Stock issued on conversion
    of Series B Preferred Stock....          --             --
  Common Stock issued on conversion
    of Series D Preferred Stock....          --             --
  Stock issued in connection with
    Street Technologies, Inc.
    acquisition....................          --         36,488
  Series B dividends paid in Common
    Stock..........................         (73)            --
  Common Stock issued on exercise
    of warrants....................          --              6
  Common Stock issued upon
    conversion of notes payable....          --            573
  Warrants and options issued to
    non-employees..................          --          1,522
  Notes and accounts receivable
    from directors from the
    exercise of stock options......          --         (1,934)
  Repayment of notes and accounts
    receivable from directors from
    the exercise of stock
    options........................          --            247
  Common Stock issued under Stock
    Option Plans and Stock Purchase
    Plan...........................          --          3,916
  Stock issued in connection with
    ViaGrafix acquisition..........          --         56,776
  Series D Preferred Stock issued
    under Stock Option Plan........          --             18
  Dividend distribution............        (186)          (186)
  Financing costs..................          --              1
  Net loss.........................     (41,036)       (41,036)
                                      ---------       --------
Balance at December 31, 1999.......    (126,016)        66,514
  Warrant issued in connection with
    convertible note...............          --          1,000
  Common Stock issued under Stock
    Option Plans...................          --          2,278
  Warrants issued to
    non-employees..................          --            321
  Net loss.........................     (37,990)       (37,990)
                                      ---------       --------
Balance at December 31, 2000.......   $(164,006)      $ 32,123
                                      =========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                LEARN2.COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(37,990)  $(41,036)  $(10,611)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Non-cash compensation and interest......................     1,932        791      3,108
    Depreciation and amortization...........................     6,060      3,300      1,821
    Impairment of long-lived assets.........................    17,883         --         --
    Bad debt expense........................................       603         37         --
                                                                    --                    --
    Gain (loss) on sale of assets...........................       (52)        --      1,519
    Restructuring charges...................................        --      3,342         --
    Acquired in-process technology                                  --     24,777         --
    Other...................................................       (88)       137        188
  Changes in assets and liabilities, net of effects of
    businesses acquired:
    Accounts receivable.....................................      (824)    (1,085)     1,004
    Inventories.............................................      (763)      (286)        18
    Other current assets....................................      (212)       688        388
    Other assets............................................      (371)       299        452
    Accounts payable........................................       557      1,954       (925)
    Accrued expenses and other current liabilities..........      (883)    (1,397)    (3,024)
    Other net long-term liabilities                               (475)      (480)        --
                                                              --------   --------   --------
      Net cash used in operating activities.................   (14,623)    (8,959)    (6,062)
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds from sale of assets..............................     1,632         --         98
  Proceeds from sales of short-term investments                    902         --         --
  Cash acquired from acquisition of businesses, net of
    acquisition costs.......................................        --      6,516         --
  Capitalized content development costs.....................      (602)    (1,015)        --
  Capital expenditures, net.................................    (2,055)    (2,649)      (130)
  Non-recurring charges related to acquisition                      --        277         --
                                                              --------   --------   --------
      Net cash (used in) provided by investing activities...      (123)     3,129        (32)
                                                              --------   --------   --------
Cash flows from financing activities:
  Net proceeds from private placement of common stock.......        --         --      4,700
  Net proceeds from issuance of Preferred Stock.............        --         --      5,269
  Net proceeds from debt issuance...........................    10,000        (46)     4,311
  Dividends distributed.....................................        --       (186)        --
  Principal payments under capital lease obligations........        --       (120)      (187)
  Issuance of common stock under stock option and stock
    purchase plan...........................................     2,278      2,229        870
  Other.....................................................        --       (132)       (35)
                                                              --------   --------   --------
      Net cash provided by financing activities.............    12,278      1,745     14,928
                                                              --------   --------   --------
      Net (decrease) increase in cash and cash
       equivalents..........................................    (2,468)    (4,085)     8,834
                                                              --------   --------   --------
Cash and cash equivalents, beginning of period..............     7,228     11,313      2,479
                                                              --------   --------   --------
Cash and cash equivalents, end of period....................  $  4,760   $  7,228   $ 11,313
                                                              ========   ========   ========
Supplemental disclosure of cash flow information--Cash paid
  for interest                                                $     15   $     31   $     75
                                                              ========   ========   ========

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

    Learn2 has incurred significant losses since inception including operating losses of approximately $37.9 million in 2000, $41.1 million in 1999 and $7.9 million in 1998. As a relatively new company in a relatively new market, Learn2's revenue opportunities are evolving constantly.

    The accompanying financial statements have been prepared assuming Learn2 will continue as a going concern. On April 19, 2001, Learn2 and E-Stamp Corporation ("E-Stamp") entered into an agreement and plan of merger. In connection with the merger agreement, E-Stamp loaned Learn2
$2.0 million in exchange for the issuance of a $2.0 million convertible promissory note. The closing of the merger is subject to a number of conditions, including the approval of both Learn2's and E-Stamp's stockholders. Learn2 has been operating its business on the basis that the merger will be completed. If the merger is not completed and Learn2 is not successful in raising additional funds from operations, the issuance of securities, the sale of Etracks.com, Inc. or otherwise, Learn2 may not have sufficient cash to fund operations and repay its obligations. The accompanying financial statements do not include any adjustments that might result from this uncertainty. Learn2's plan is to complete the merger in order to overcome this uncertainty.

    On August 2, 2001, Learn2's common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board. The delisting of Learn2's common stock from the Nasdaq National Market is an event of default under Learn2's $10 million convertible debenture. As more fully described in
Note 6, the holder of Learn2's $10 million convertible debenture agreed to waive its rights under the convertible debenture until the earlier of the termination of the merger agreement, September 30, 2001 and an event of default under the convertible promissory note. If the merger is not completed and Learn2 is unable to obtain an additional waiver from the holder of the convertible debenture, Learn2 may not have the resources to repay its obligations under the convertible debenture or the convertible promissory note.

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

                                LEARN2.COM, INC.

                            AS OF DECEMBER 31, 2000

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

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

    Revenue from on-line sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Learn2 defers a portion, generally 10% of the selling price of on-line products for hosting and recognizes that hosting ratably over the contractual period. Learn2 recognizes the two components, the software, (or training course) and the service (or hosting) based on their relative fair values.

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

                                LEARN2.COM, INC.

                            AS OF DECEMBER 31, 2000

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    As described in Note 4, Learn2 allocates a portion of the cost of acquired enterprises to capitalized software based upon the estimated fair value of capitalized software, including software in various stages of development. The fair value of software development projects which have not yet reached technological feasibility and which have no alternative use are expensed as research and development in the period acquired. The fair values of all other developed software products are included in capitalized software and amortized over the expected remaining life of the specific software products. During 1999, in connection with businesses acquired, Learn2 acquired approximately
$16.5 million of capitalized software.

    Certain costs of developing and producing tutorials have also been capitalized. In addition, Learn2 capitalizes certain development costs related to its Broadcast Messaging Services Segment. Capitalized costs include direct labor, materials and subcontractors. During 2000 and 1999, Learn2 capitalized approximately $602,000 and $1.0 million, respectively. These capitalized costs are amortized on a straight-line basis over an estimated useful life of two years.

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

                                LEARN2.COM, INC.

                            AS OF DECEMBER 31, 2000

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    In April 2000, the FASB issued FASB Interpretation No. 44, ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25." This interpretation, which is effective from July 1, 2000, (although certain conclusions in the Interpretation cover specific events that occurred after either December 15, 1998 or January 12,
2000), is intended to clarify certain problems that have arisen in practice since the issuance of APB 25 including the definition of employee for the purpose of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option award and the accounting for an exchange of stock compensation awards in a business combination. Learn2 adopted FIN 44 during the year ended December 31, 2000. The adoption of FIN 44 did not have a material impact on Learn2's financial statements.

CASH, CASH EQUIVALENTS AND INVESTMENTS IN MARKETABLE SECURITIES

    Learn2 considers cash equivalents to be all highly liquid investments with a remaining contractual maturity at the date of purchase of three months or less.

                                LEARN2.COM, INC.

                            AS OF DECEMBER 31, 2000

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Learn2 classifies its investments in marketable securities as available-for-sale. Accordingly, these investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Learn2 had no material unrecognized gains or losses for the years ended December 31, 2000, 1999 or 1998. Learn2 recognizes gains and losses when securities are sold using the specific identification method. For the years ended December 31, 2000, 1999 and 1998, Learn2 did not recognize any material gains or losses upon the sale of securities.

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

BASIC AND DILUTED NET LOSS PER SHARE

    Basic loss per share was determined by dividing net loss available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share is

                                LEARN2.COM, INC.

                            AS OF DECEMBER 31, 2000

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of common equivalent shares and nominal issuances. Common equivalent shares include common stock options and warrants to the extent their effect is not antidilutive, based on the treasury stock method.

    Diluted weighted average shares outstanding do not include 13,188,181, 13,033,193 and 3,903,679 common equivalent shares at December 31, 2000, 1999 and 1998, respectively, as their effect would be anti-dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of Statement No. 125", which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces certain new disclosures, but otherwise carries forward most of the provisions of SFAS
No. 125 without amendment. SFAS No. 140 has an immediate impact with respect to the collateral provisions of SFAS No. 125, which must be applied for fiscal years ending after December 15, 2000. The other provisions of SFAS No. 140 apply prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001, except for transfers of assets required by commitments made before March 31, 2001, to transferees or beneficial interest holders other than the transferor, its affiliates, or its agents. Management does not believe that the adoption of SFAS No. 140 will have a material impact on the Learn2's results of operations.

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

    The effect of the adoption of SAB No. 101 as of January 1, 2000 for the year ended December 31, 2000 was to decrease both revenues and sales and marketing expenses by approximately $3.5 million. SAB No. 101 has been adopted as a change in accounting principle, effective January 1, 2000. The adoption of SAB No. 101 resulted in no change to previously reported results, as this was only a

                                LEARN2.COM, INC.

                            AS OF DECEMBER 31, 2000

NOTE 3. CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED) reclassification between revenue and sales and marketing expenses. In addition, Learn2 has applied the provisions of SAB No. 101 to its results for the first three quarters of the year ended December 31, 2000, as reflected in Quarterly Financial Data on page 31. Pro forma amounts assuming the new revenue recognition method is applied on a pro forma basis for the year ended
December 31, 1999 was a decrease to both net revenues and sales and marketing expenses of $1.3 million.

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

                                LEARN2.COM, INC.

                            AS OF DECEMBER 31, 2000

NOTE 4. BUSINESS COMBINATIONS (CONTINUED)
    As a result of the operating losses incurred by ViaGrafix, Learn2 reviewed the recoverabilitity of the goodwill and other intangible assets associated with its acquisition of ViaGrafix in accordance with its accounting policy for long-lived assets. Based on an analysis of projected undiscounted cash flows, Learn2 determined that the carrying value of such goodwill and other intangible assets was impaired. Learn2 engaged an outside appraiser to assist with the analysis and based upon the resulting valuation, Learn2 recognized approximately $17.9 million in impairment charges. The impairment charge was comprised of approximately $8.9 million of goodwill, $8.5 million of intangible assets, and $465,000 of capitalized software. The impairment charges are equal to the difference between the carrying amount of these assets and the estimated fair value at December 31, 2000.

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

    The following table sets forth the calculation of the purchase price for the acquisitions (in thousands):

                                       STREET TECHNOLOGIES, INC.   VIAGRAFIX    TOTAL
                                       -------------------------   ---------   --------
Common and Preferred Stock issued....           $36,489             $56,776    $ 93,265
Assumed liabilities..................             3,133               2,177       5,310
Acquisition costs....................               782               3,042       3,824
                                                -------             -------    --------
  Total..............................           $40,404             $61,995    $102,399
                                                =======             =======    ========

                                LEARN2.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2000 (CONTINUED)

NOTE 4. BUSINESS COMBINATIONS (CONTINUED)

    The purchase price of the acquisitions were allocated to the net assets based upon their fair values at the time of the acquisitions. Their fair values were determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques. The following table sets forth the allocation of the purchase price of the acquisitions (in thousands):

                                               STREET TECHNOLOGIES, INC.   VIAGRAFIX    TOTAL
                                               -------------------------   ---------   --------
Current assets...............................           $ 1,763             $13,077    $ 14,840
Fixed assets.................................               343               3,407       3,750
Other assets.................................               490                 693       1,183
Capitalized software.........................            14,717               1,768      16,485
Intangible assets............................             3,519              12,300      15,819
Acquired in-process technology...............             9,677              15,100      24,777
Goodwill.....................................             9,895              15,650      25,545
                                                        -------             -------    --------
  Total assets acquired......................           $40,404             $61,995    $102,399
                                                        =======             =======    ========

    The following table sets forth the cash utilized and acquired in the acquisitions (in thousands):

                                                STREET TECHNOLOGIES, INC.   VIAGRAFIX    TOTAL
                                                -------------------------   ---------   --------
Cash acquired.................................            $774               $9,566     $10,340
Less: acquisitions costs......................            (782)              (3,042)     (3,824)
                                                          ----               ------     -------
Net cash (utilized) acquired in acquisitions,
  net of acquisition costs....................            $ (8)              $6,524     $ 6,516
                                                          ====               ======     =======

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

                                                              PRO FORMA FOR THE
                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                            ---------------------
                                                              1999        1998
                                                            ---------   ---------
                                                                 (UNAUDITED)
                                                            (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Revenue...................................................   $28,702     $25,241
Loss from operations......................................   (34,937)     (8,530)
Net loss available to common shareholders.................   (33,504)    (16,808)
Loss per share............................................     (0.73)      (0.51)

                                LEARN2.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2000 (CONTINUED)

NOTE 5. CERTAIN CONSOLIDATED BALANCE SHEET COMPONENTS

    Inventories consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Raw materials...............................................   $  577      $375
Finished goods..............................................      916       422
                                                               ------      ----
                                                               $1,493      $797
                                                               ======      ====

    Fixed assets, at cost consisted of the following:

                                                                      DECEMBER 31,
                                                    DEPRECIABLE    -------------------
                                                    LIFE (YEARS)     2000       1999
                                                    ------------   --------   --------
                                                                     (IN THOUSANDS)
Land..............................................                  $  315     $  430
Building and leasehold improvements...............        5-39       2,232      2,532
Equipment.........................................         3-7       4,344      2,520
Furniture and fixtures and other..................         3-7         661        670
                                                                    ------     ------
                                                                     7,552      6,152
Less: accumulated depreciation and accumulated
  amortization....................................                  (2,571)    (1,605)
                                                                    ------     ------
                                                                    $4,981     $4,547
                                                                    ======     ======

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

                                LEARN2.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2000 (CONTINUED)

NOTE 5. CERTAIN CONSOLIDATED BALANCE SHEET COMPONENTS (CONTINUED)
    Intangible assets consisted of the following:

                                                                DECEMBER 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
                                                               (IN THOUSANDS)
Assembled workforce........................................   $1,954    $ 2,841
Customer lists.............................................    2,080      4,561
Tradenames.................................................    3,229      8,778
                                                              ------    -------
                                                               7,263     16,180
Less: accumulated amortization.............................   (2,252)      (923)
                                                              ------    -------
                                                              $5,011    $15,257
                                                              ======    =======

    Amortization expense related to intangible assets was approximately
$1.7 million and $923,000 in 2000 and 1999, respectively. Amortization expense in 1998 was immaterial.

    Accrued expenses consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Payroll and related.........................................   $  598     $  849
Restructuring...............................................       --        691
Acquisition.................................................       --        643
Royalties...................................................      198        192
Legal and corporate.........................................      640        555
Interest and taxes..........................................      624         57
Due to factor...............................................      752         --
Other.......................................................      719      1,028
                                                               ------     ------
                                                               $3,531     $4,015
                                                               ======     ======

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

NOTE 6. CONVERTIBLE DEBENTURE

    On March 10, 2000, Learn2 sold a three year, $10.0 million, 6% convertible debenture and a warrant to purchase 337,268 shares of common stock to an investor. The debenture is convertible at any time at the option of the holder at a conversion price of $0.41 (as reset on March 10, 2001) per share and is subject to anti-dilution provisions. Under certain conditions, the debenture automatically converts after one year. The conversion price of the debenture may be reset to the market value of

                                LEARN2.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2000 (CONTINUED)

NOTE 6. CONVERTIBLE DEBENTURE (CONTINUED)
Learn2's common stock on the second anniversary of the issuance of the convertible debenture if the price of Learn2's common stock declines below $0.41. Learn2 will record additional interest expense as a result of the reset of the original conversion price from $6.00 to $0.41 during the first quarter of 2001.

    The warrant to purchase 337,268 shares of Learn2's common stock is exercisable for a five-year period at $7.41 per share. The fair value of the warrant of $1.0 million has been recorded as a debt discount to be amortized over the life of the related debt.

    On April 13, 2001, the holder executed a waiver, agreeing not to exercise any of its rights under the debenture to declare an event of default or convert the debenture with certain exceptions as provided in the waiver; with respect to Learn2's failure to register shares of common stock, issuable as a result of the conversion price reset on March 10, 2001, provided that Learn2 filed a registration statement within 30 days after the date the waiver would have expired and such registration statement is declared effective by the Securities and Exchange Commission within 90 days after such date.

    On April 19, 2001, in connection with the merger, the holder executed a new waiver agreeing not to exercise any of its rights under the debenture to declare an event of default or convert the debenture with certain exceptions as provided in the waiver. Except as set forth in the second succeeding sentence, the new waiver expires upon the earlier of (x) the termination of the merger agreement,
(y) September 30, 2001 and (z) the date of the occurrence of an event of default under the $2 million convertible promissory note issued to E-Stamp by Learn2. The dates between April 19, 2001 and the expiration of the new waiver are referred to as the standstill period. However with respect to an event of default caused by Learn2's failure to register shares of common stock, issuable as a result of the conversion price reset on March 10, 2001, the new waiver would not expire and would remain effective if Learn2 files a registration statement within 30 days after the end of the standstill period covering the shares of Learn2 common stock issuable under the debenture following the reset of the conversion price of the debenture and such registration statement is declared effective by the Securities and Exchange Commission within 90 days after the end of the standstill period.

    Because Learn2 cannot control the cure for events of default under the debenture, Learn2 will reclassify the debenture as a current liability as of March 31, 2001.

    On August 2, 2001, Learn2's common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board. The delisting of Learn2's common stock from the Nasdaq National Market is an event of default under Learn2's $10 million convertible debenture. The holder of Learn2's
$10 million convertible debenture could declare the convertible debenture due and payable upon the earlier of (x) the termination of the merger agreement, (y) September 30, 2001 and (z) the date of occurrence of an event of default under the $2 million convertible promissory note issued to E-Stamp by Learn2.

NOTE 7. PRIVATE PLACEMENTS

    In May 1998, Learn2 sold, pursuant to a private placement, Secured Promissory Notes ("Notes") in the aggregate principal amount of $4,500,000 and warrants for 675,000 shares of common stock at an exercise price of $0.01 per share. Learn2 allocated approximately $1,200,000 of the proceeds from the Notes to the warrants based on the relative fair values of the Notes and the warrants. Accordingly,

                                LEARN2.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2000 (CONTINUED)

NOTE 7. PRIVATE PLACEMENTS (CONTINUED)
Learn2 amortized the related debt discount to interest expense over the period from May 6, 1998 (date of issuance) to July 13, 1998. All of such warrants were exercised in June 1998. On July 9, 1998, Learn2 obtained stockholder approval for, among other things, an increase in its authorized common stock (the "Certificate of Amendment") at its 1998 Annual Meeting of Stockholders. The Certificate of Amendment was filed on July 10, 1998. On July 13, 1998, the holders of the Notes exchanged the Notes for 4,500 shares of Learn2's Series B Convertible Preferred Stock, $0.01 par value per share and warrants to purchase 1,125,000 shares of common stock at an exercise price of $0.01 per share. Learn2 allocated $3,000,000 to Series B Convertible Preferred Stock and $1,500,000 to warrants in accounting for the exchange.

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

    In November 1999, Learn2 granted an additional right to Fletcher to purchase 50,000 shares of common stock for $0.01 per share as settlement for our obligations incurred due to the late effectiveness of a registration statement. The value of the additional shares issued was approximately $147,000 and was recorded as an additional financing cost.

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

NOTE 10. INCOME TAXES

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

                                LEARN2.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2000 (CONTINUED)

NOTE 10. INCOME TAXES (CONTINUED)
    Significant components of Learn2's deferred income tax assets and liabilities as of December 31, 2000 and 1999 are as follows (in thousands):

                                                              2000       1999
                                                            --------   --------
Net operating loss........................................  $40,000    $33,168
Other.....................................................       --      3,818
                                                            -------    -------
Net deferred tax assets...................................   40,000     36,986
Valuation allowance.......................................  (40,000)   (36,986)
                                                            -------    -------
Net asset.................................................  $    --    $    --
                                                            =======    =======

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

                                LEARN2.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2000 (CONTINUED)

NOTE 11. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK INCENTIVE PLANS

    The Learn2 Stock Incentive Plans (collectively the "Plans") allow Learn2 to grant options to certain employees, and outside directors allowing them to purchase common stock under one of several incentive stock option plans. Learn2 assumed options outstanding under stock option plans in connection with its acquisitions of Street Technologies, Inc. and ViaGrafix totaling 2,897,147 shares on an as-converted basis. The exercise prices represent the estimated fair value of the options at the date of grant adjusted for the conversion ratio relating to the acquisitions. Under the Plans, Learn2 may grant options to its employees and outside directors for up to 9,473,871 shares of common stock. As of December 31, 2000 the Plans had 6,977,644 option shares outstanding and 2,496,227 shares available to grant. Of the 6,977,644 shares outstanding, 21,250 shares are subject to an Option Share Repurchase Agreement with certain stockholders.

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

                                 OPTION SHARE
                                  REPURCHASE    WEIGHTED AVERAGE     STOCK      WEIGHTED AVERAGE
                                  AGREEMENT      EXERCISE PRICE     OPTIONS      EXERCISE PRICE
                                 ------------   ----------------   ----------   ----------------
Balance at December 31, 1997...      51,000          $2.24          1,041,265        $4.96
Granted........................          --             --            516,825         1.72
Exercised......................     (41,500)          0.63           (308,115)        2.65
Reassigned.....................      69,000           1.25            (69,000)        1.25
Canceled.......................     (33,000)          3.56           (998,200)        4.90
                                    -------          -----         ----------        -----
Balance at December 31, 1998...      45,500          $1.25            182,775        $1.44
Granted........................          --             --          7,686,850         3.60
Assumed........................          --             --          2,897,147         3.52
Exercised......................          --             --           (365,013)        1.57
Canceled.......................     (24,250)          1.25           (598,176)        4.47
                                    -------          -----         ----------        -----
Balance at December 31, 1999...      21,250          $1.25          9,803,583        $3.55
Granted........................          --             --          2,912,200         2.61
Exercised......................          --             --           (819,865)       (1.89)
Canceled.......................          --             --         (4,939,524)       (3.92)
                                    -------          -----         ----------        -----
Balance at December 31, 2000...      21,250          $1.25          6,956,394        $3.06
                                    =======          =====         ==========        =====

                                LEARN2.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2000 (CONTINUED)

NOTE 11. STOCKHOLDERS' EQUITY (CONTINUED)
    Transactions in stock options to employees, directors and consultants outside the Plans are summarized as follows:

                                                      STOCK      WEIGHTED AVERAGE
                                                     OPTIONS      EXERCISE PRICE
                                                    ----------   ----------------
Balance at December 31, 1997......................     737,500        $3.76
Granted...........................................   3,056,500         1.98
Exercised.........................................     (11,000)        1.32
Canceled..........................................    (956,000)        3.26
                                                    ----------        -----
Balance at December 31, 1998......................   2,827,000        $2.02
Granted...........................................          --
Exercised.........................................  (1,655,222)        1.99
Canceled..........................................    (682,289)        2.04
                                                    ----------        -----
Balance at December 31, 1999......................     489,489        $2.08
Granted...........................................          --
Exercised.........................................    (305,223)        1.84
Canceled..........................................     (29,266)        4.43
                                                    ----------        -----
Balance at December 31, 2000......................     155,000        $1.90
                                                    ==========        =====

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

                                LEARN2.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2000 (CONTINUED)

NOTE 11. STOCKHOLDERS' EQUITY (CONTINUED)
    Transaction in stock options to outside non-employee directors are summarized as follows:

                                                       STOCK     WEIGHTED AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                      --------   ----------------
Balance at December 31, 1999........................       --         $  --
Granted.............................................  975,000          2.00
Exercised...........................................       --            --
Canceled............................................       --            --
                                                      -------         -----
Balance at December 31, 2000........................  975,000         $2.00
                                                      =======         =====

    The following table summarizes information about the Plans and non-plan stock options outstanding at December 31, 2000:

                                   TOTAL OPTIONS OUTSTANDING             TOTAL OPTIONS EXERCISABLE
                           ------------------------------------------   ----------------------------
                                          WEIGHTED
                                           AVERAGE
                                          REMAINING       WEIGHTED                       WEIGHTED
                             NUMBER      CONTRACTUAL      AVERAGE         NUMBER         AVERAGE
RANGE OF EXERCISE PRICES   OUTSTANDING      LIFE       EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
------------------------   -----------   -----------   --------------   -----------   --------------
      $.002-$1.90           1,458,831        6.9            $1.50          758,234          $1.39
      $1.90-$3.80           5,569,951        7.3            $2.89        2,526,922          $2.62
      $3.80-$5.69             689,775        8.6            $4.17           39,855          $4.80
      $5.69-$7.59             383,087        5.6            $6.34          137,928          $6.61
      $7.60-$9.49               6,000         .5            $7.96            6,000          $7.97
                            ---------        ---            -----        ---------          -----
                            8,107,644                                    3,468,939
                            =========                                    =========

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

                                                                    2000       1999       1998
                                                                  --------   --------   --------
Net loss (in thousands)............................. As Reported  $(37,990)  $(41,036)  $(16,428)
                                                     Pro forma     (40,972)   (54,490)   (19,177)

Basic and diluted loss per common share............. As Reported  $  (0.72)  $  (1.06)  $  (0.92)
                                                     Pro forma    $  (0.78)  $  (1.40)  $  (1.07)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no expected dividend yield; expected volatility of 124%; risk free interest rate of 4.62%; and expected lives of two to ten years,

                                LEARN2.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2000 (CONTINUED)

NOTE 11. STOCKHOLDERS' EQUITY (CONTINUED) depending on the characteristics of the individual grants. The pro forma amounts are based upon assumptions that Learn2's management believes are reasonable. The assumptions used in option pricing models significantly affect the estimated value of stock benefits and, accordingly, the pro forma amounts do not purport to represent Learn2's results of operations for any future period.

    On April 10, 2001, Learn2's Board of Directors approved a plan under which each director, officer and employee would be given the opportunity to exchange their existing stock options for new stock options with an exercise price of $0.25 per share, subject to a new vesting schedule. Four members of Learn2's Board of Directors have agreed that their previously vested stock options would be subject to an additional one year of vesting.

    On April 10, 2001, three members of Learn2's board of directors were granted stock options to purchase 1,000,000, 165,000 and 300,000, respectively, shares of common stock at an exercise price of $0.25 per share. Such options are subject to a one-year vesting period. These options were all granted at or above fair market value on the date of grant.

    On April 10, 2001, Learn2's President and Chief Executive Officer was granted stock options exercisable to purchase 825,000 shares of common stock at an exercise price of $0.25 per share, subject to a three-year vesting schedule. These options were all granted at or above fair market value on the date of grant.

    In lieu of paying $26,500 in director fees for his services as a director during fiscal year 2000, on April 10, 2001, a director was granted stock options exercisable to purchase 60,000 shares of common stock at an exercise price of $0.25 per share. Such options are subject to a one-year vesting period. These options were all granted at or above fair market value on the date of grant.

WARRANTS

    In 2000, the board of directors approved the grant of a warrant to purchase 250,000 shares of common stock at $1.31 per share in connection with the execution of a consulting agreement. The warrant became exercisable as follows, 40% upon inception, 40% on December 31, 2000, and 20% on June 2, 2001. The warrant was valued using the Black Scholes option-pricing model. In accordance with EITF 00-18, "Accounting Recognition for Certain Transaction Involving Equity Instruments Granted to Other than Employees", the warrant is being accounted for under the variable method of accounting and, accordingly, is required to be revalued to fair market value at each reporting period until such time the warrant is exercised or the service period is complete. Non-cash consulting expense related to the warrant for the year ended December 31, 2000 was approximately $11,000.

    In 2000, the board of directors approved the grant of warrants to purchase 150,000 shares of common stock with exercise prices ranging from $0.94 to $2.00 in connection with the execution of a consulting agreement. The warrant was valued using the Black Scholes option-pricing model. As the warrant vested immediately upon grant and is non-forfeitable, the warrant is being accounted for under the fixed method of accounting, and, accordingly, the value of the warrant of $87,000 is included in other current assets in the accompanying consolidated balance sheet as of December 31, 2000 and is being amortized over the life of the agreement. Amortization expense related to this asset for the year ended December 31, 2000 was approximately $5,000.

                                LEARN2.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2000 (CONTINUED)

NOTE 11. STOCKHOLDERS' EQUITY (CONTINUED)
    Learn2 entered into certain advisory service agreements in 1999 and issued warrants totaling 1,000,000 shares of common stock with exercise prices ranging from $3.00 to $7.50 per share. The warrants were valued using the Black Scholes option-pricing model. One warrant totaling 250,000 shares vested immediately upon grant and is non-forfeitable, the warrant was accounted for under the fixed method, and, accordingly, the value of the warrant was recorded as a prepaid expense and was amortized over the life of the agreement. The remaining warrants, totaling 750,000 shares were for various advisory agreements with vesting periods ranging from eight months to two years and are non-forfeitable. As a result, the value of the warrants was recorded as a prepaid expense and were amortized over the life of the various agreements. As of December 31, 2000, the services required under these contracts have been completed and/or the service periods have expired. As of December 31, 2000 all of these warrants were outstanding. In May 1999, as part of a settlement of litigation, Learn2 issued warrants to purchase 25,126 shares of common stock with an exercise price of $5.97. The value of the warrant, approximately $150,000, was immediately expensed. As of December 31, 2000, this warrant has not been exercised.

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

    In December 1998, as part of the stock subscription agreement between Learn2 and Fletcher (See Note 7), Learn2 issued rights to purchase an additional 100,000 and 650,000 shares of common stock for $0.01 and $4.50 per share, respectively. In January 1999, the above agreement was amended and a new right was granted to Fletcher for an additional 100,000 shares of common stock for $0.01 per share. As of December 31, 2000, 650,000 shares, exercisable at $4.50 per share remain outstanding. The fair value of the rights issued to Fletcher was treated as additional financing costs.

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

                                LEARN2.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2000 (CONTINUED)

NOTE 12. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK (CONTINUED)
    Two customers represented approximately 16.5% and 12.0%, respectively, of accounts receivable as of December 31, 2000.

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

                                                            REVENUES                       GROSS PROFIT
                                                 ------------------------------   ------------------------------
                                                   2000       1999       1998       2000       1999       1998
                                                 --------   --------   --------   --------   --------   --------
Learning Services..............................  $17,932    $10,311     $2,674    $13,487    $ 8,019     $2,202
Broadcast Messaging Services...................    4,308      1,970         --      2,331      1,027         --
Intersegment elimination.......................     (170)       (60)        --       (128)       (49)        --
                                                 -------    -------     ------    -------    -------     ------
  Total........................................  $22,070    $12,221     $2,674    $15,690    $ 8,997     $2,202
                                                 =======    =======     ======    =======    =======     ======

                                                                   IDENTIFIABLE ASSETS
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Learning Services...........................................  $49,918    $74,987    $13,419
Broadcast Messaging Services................................      403        638         --
                                                              -------    -------    -------
  Total.....................................................  $50,321    $75,625    $13,419
                                                              =======    =======    =======

    Revenues from international sales represent 7.9% of net revenue for the year ended December 31, 2000. Revenues from international sales for the year ended December 31, 1999 were immaterial. There were no revenues from international sales in 1998.