Form 10-Q/A
period 2001-03-31
LEARN2 COM INC
filed 2001-08-14
CIK 920038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    The number of shares of the registrant's common stock outstanding as of August 7, 2001 was approximately 52,881,618.

                                LEARN2.COM, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      INDEX

                                                                                                 PAGE NO.
PART I FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.
         Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and                  2
         December 31, 2000.
         Condensed Consolidated Statements of Operations for the three months ended                  3
         March 31, 2001 and 2000. (unaudited)
         Condensed Consolidated Statements of Cash Flows for the three months ended                  4
         March 31, 2001 and 2000. (unaudited)
         Notes to Unaudited Condensed Consolidated Financial Statements.                             5
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations.                                                                                 8
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                13

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.                                                                         13
Item 6.  Exhibits and Reports on Form 8-K.                                                          13

SIGNATURE                                                                                           14

                          PART I. FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                LEARN2.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             MARCH 31,   DECEMBER 31,
                                                                               2001         2000
                                                                            (unaudited)
                                                                             ---------    ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                $   3,427    $   4,760
    Accounts receivable, net                                                     3,109        3,373
    Inventories                                                                  1,386        1,493
    Prepaid expenses and other current assets                                      516          906
                                                                             ---------    ---------
         Total current assets                                                    8,438       10,532
Fixed assets, net                                                                4,623        4,981
Capitalized software, net                                                       14,861       14,915
Intangible assets, net                                                           4,839        5,011
Goodwill, net                                                                   14,147       14,343
Other assets                                                                       531          539
                                                                             ---------    ---------
         Total assets                                                        $  47,439    $  50,321
                                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $   3,149    $   3,692
    Accrued expenses and other current liabilities                               3,131        3,531
    Current portion of deferred revenue                                          1,244        1,345
    Convertible debenture, net                                                   9,354           --
    Other current liabilities                                                      208          246
                                                                             ---------    ---------
         Total current liabilities                                              17,086        8,814
Convertible debenture, net                                                          --        9,271
Other liabilities                                                                   98          113
                                                                             ---------    ---------
         Total liabilities                                                      17,184       18,198
Stockholders' equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized;
52,881,618 shares issued and outstanding                                           529          529

Additional paid-in capital                                                     206,287      197,287

Notes receivable from directors                                                 (1,687)      (1,687)

Accumulated deficit                                                           (174,874)    (164,006)
                                                                             ---------    ---------
         Total stockholders' equity                                             30,255       32,123
                                                                             ---------    ---------
         Total liabilities and stockholders' equity                          $  47,439    $  50,321
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

                                LEARN2.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Learn2.com, Inc.'s ("Learn2") offerings include engaging online and physical learning and training products and complementary services, commonly referred to as e-learning services. Learn2 markets these services to corporate, government and individual clients and customers. Learn2 believes its mix of products and services provides it with a competitive advantage toward becoming the e-learning service provider of choice to its customers. Learn2 operates its business in two operating segments; Learning Services and Broadcast Messaging.

CURRENT DEVELOPMENTS

    On April 19, 2001, in order to facilitate Learn2's continued growth, Learn2 and E-Stamp Corporation (E-Stamp) entered into a Merger Agreement. Pursuant to the terms of the Merger Agreement, each share of Learn2 common stock will be converted into the right to receive shares of E-Stamp common stock such that the holders of E-Stamp common stock immediately prior to the merger will hold approximately 50.1%, and the former holders of Learn2's common stock (including the holder of Learn2's $10.0 million convertible debenture) (Note 3) will hold approximately 49.9%, of the combined company. The holder of the convertible debenture has agreed that, immediately prior to the completion of the merger, the debenture will be redeemed in exchange for E-Stamp's payment of $1.0 million and the issuance of approximately 26.5 million shares of Learn2's common stock.

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

BASIS OF PRESENTATION

    As of March 31, 2001, Learn2 was in default under the terms of its $10.0 million convertible debenture. As described in Note 3, the holder of Learn2's $10 million convertible debenture could declare the convertible debenture due and payable upon the earlier of the dates described in the waiver. If the merger is not completed and Learn2 is unable to obtain an additional waiver from the holder of the convertible debenture, Learn2 may not have the resources to repay its obligations under the convertible debenture or convertible promissory note. These conditions raise substantial doubt about Learn2's ability to continue as a going concern. As a result, Learn2's audited financial statements for the year ended December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Learn2's plan is to complete the merger in order to overcome this uncertainty.

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

    The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and related notes included in Learn2's Annual Report on Form 10-K/A for the year ended December 31, 2000. Certain reclassifications have been made to the prior year's financial statements to conform to the current period presentation.

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

    As of March 31, 2001, Learn2 had cash and cash equivalents of approximately $3.4 million and a working capital deficiency of approximately $8.6 million.

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

    The effect of the adoption of SAB No. 101 as of January 1, 2000 for the quarter ended March 31, 2000 was to decrease both revenues and sales and marketing expenses by approximately $1.0 million and thus the adoption of SAB No. 101 resulted in no change to previously reported results of operations, as this was only a reclassification between revenue and sales and marketing expenses. Learn2's revenues and sales and marketing expenses for the quarters ended March 31, 2001 and 2000 reflect this change.

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

   Because Learn2 cannot control the cure for events of default under the debenture, Learn2 reclassified the debenture as a current liability as of March 31, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Learn2's Annual Report on Form 10-K/A for the year ended December 31, 2000.

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

    Although Learn2 believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause Learn2's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These factors include among others, Learn2's ability to complete new products at planned costs and on planned schedules, Learn2's ability to attract and retain strategic partners and consummate business combinations, Learn2's ability to leverage intangible assets, and Learn2's ability to maintain a sufficient level of financing for its business strategy. Additional factors that are beyond Learn2's control and could influence results include market acceptance of Learn2's products and services and adoption of the Internet as a medium of commerce and communication. See the discussion of Learn2's business and a description of the various factors that could affect materially Learn2's ability to achieve the anticipated results described in the forward-looking statements that are included in Item 1 of Learn2's Annual Report on Form 10-K/A for the year ended December 31, 2000.

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

   On August 2, 2001, Learn2's common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin board. The delisting of Learn2's common stock from the Nasdaq National market is an event of default under Learn2's $10 million convertible debenture. The holder of Learn2's $10 million convertible debenture agreed to waive its rights under the convertible debenture until the earlier of the termination of the merger agreement, September 30, 2001 and an event of default under the convertible promissory note. If the merger is not completed and Learn2 is unable to obtain an additional waiver from the holder of the convertible debenture, Learn2 is unable to obtain an additional waiver from the holder of the convertible debenture, Learn2 may not have the resources to repay its obligations under the convertible debenture or the convertible promissory note. As a result of the event of default under the convertible debenture, Learn2's auditors have revised their opinion regarding the Company's financial statements for the year ended December 31, 2000 and expressed substantial doubt as to Learn2's ability to continue as a going concern.

   Because Learn2 cannot control the cure of default under the debenture, Learn2 reclassified the debenture as a current liability as of March 31, 2001.

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

    Through Learn2's subsidiary, eTracks, Learn2 provides permission e-mail marketing and tracking services to customers that have "opt-in" e-mail customer lists. eTracks' services include e-mail creation, delivery, tracking and response analysis for a high volume of client e-mail accounts in a short period of time. Learn2 also has developed a proprietary member database of over 500,000 Internet users who have "opted-in" to receive promotional e-mails. eTrack's clients can supplement their internally developed customer lists with this member database. In addition, during 2000 and prior, through periodic e-mails, eTracks marketed various electronics and other products to its members. The demand for permission e-mail marketing and tracking services has increased over the past few years and we expect that the demand will continue to grow for the foreseeable future. As reported by eMarketer in the June 2001 edition of The e-mail Marketing Report, total e-mail marketing spending in the US in 2000 was just over $1 billion, including $496 million on e-mail ads, up from $422 million in 1999. According to eMarketer, by year-end 2003, US businesses and other organizations will spend almost $4.6 billion, inlcluding $2.2 billion on e-mail advertising expenditures. As a result, Learn2 expects that the demand will continue to grow for the foreseeable future. We believe that eTracks' technology enables more robust and useful tracking capabilities than its competitors'.

    Learn2's goal is to become the world's leading provider of engaging e-learning products and services. To achieve this goal, Learn2 expects to focus on our four primary objectives: creating a trusted brand, developing and owning creative and engaging content, leveraging our patented state-of-the-art technologies and offering services to meet the needs of Learn2's clients.

X

RESULTS OF OPERATIONS

Revenues and gross profits for the quarter ended March 31,2001 increased over the quarter ended March 31,2000 as a result of volume increases in corporate training revenue and revenue associated with Learn2's custom business. Operating expenses decreased to $6.0 million from $9.6 million in the first quarter of 2000.The decrease in expenses is attributable primarily to cost reduction efforts implemented in May of 2000 and January of 2001.Net loss increased to $10.9 from $5.9 million for the quarter ended March 31,2000. The first quarter net loss included the additional interest expense of $9.0 million recorded as a result of the beneficial conversion price reset from $6.00 to $0.41 on the $10.0 million convertible debenture. Excluding the effect of the additional interest expense, the loss for the quarter was $1.9 million. The following table sets forth industry segment information for the three months ended March 31, 2001 and 2000:


                                      NET REVENUES              GROSS PROFIT
                                 --------------------      ---------------------
                                   2001         2000         2001          2000
Learning Services                $ 4,928      $ 4,206      $ 3,708      $ 3,112
Broadcast Messaging Services         645        1,273          604          588
Intersegment Elimination             (13)         (32)          (8)         (20)
                                 -------      -------      -------      -------
Total                            $ 5,560      $ 5,447      $ 4,304      $ 3,680
                                 =======      =======      =======      =======

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

    Net revenues for Learning Services increased approximately 17.2% to $4.9 million for the quarter ended March 31,2001 from $4.2 million for the quarter ended March 31, 2000.For the quarter ended March 31, 2001, net revenues were composed of corporate learning products, technologies and services sold, licensed or distributed through the Internet of approximately $3.6 million or 73.5% of revenues, consumer learning products sold through traditional retail channels and on-line of $1.2 million or 24.5% of revenues, and other revenue of $80,000 or 2.0% of revenues.

    For the quarter ended March 31,2000,these revenues were composed of corporate learning products, technologies and services sold, licensed or distributed through the Internet of approximately $1.9 million or 45.2% of revenues, consumer learning products sold through traditional retail channels and on-line of $1.6 million or 38.1%, software sales related to our CAD product line, which was sold in March 2000,of $400,000 or 9.6% of revenues and other revenue of $300,000 or 7.1% of revenues. Learning Services gross profit was approximately 75.2% of net revenues for the quarter ended March 31, 2001 compared to 74.0% of net revenues for the quarter ended March 31, 2000.The change in gross profit was the result of the differences in the composition of revenues as noted above.

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


GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were approximately $1.6 million for the quarter ended March 31, 2001, compared to $2.5 million for the quarter ended March 31, 2000. General and administrative expenses consist primarily of personnel related costs, occupancy costs and professional service fees. The decrease in expenses is attributable primarily to cost reduction efforts implemented in May of 2000 and January of 2001

DEPRECIATION AND AMORTIZATION

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, Learn2 has financed its operations primarily through private placements of equity and debt securities and public offerings of Learn2's common stock. On April 19, 2001, Learn2 reached an agreement to merge with E-Stamp Corporation. Assuming satisfaction of certain conditions, including receipt of the requisite stockholder approval, the merger is expected to be consummated in the third quarter of 2001. Completion of the merger is expected to enhance Learn2's ability to finance its growth as cash flow and capital markets access of the combined companies will be greater than prior to the merger.

    Net cash used in operating activities was approximately $923,000 for the first quarter of 2001. Cash used in operating activities resulted primarily from our net loss, an overall decrease in operating assets and liabilities, offset by increases in non-cash charges.

    Net cash used in investing activities was approximately $410,000 for the first quarter of 2001. Cash used in investing activities consisted primarily of capitalized content development costs and capital expenditures partially offset by proceeds from the sales of assets.

    As of March 31, 2001, Learn2 had $3.4 million in cash and cash equivalents and a working capital deficiency of approximately $8.7 million. As of March 31, 2001, Learn2's commitments consisted primarily of obligations under operating leases. Learn2 has no material commitments for capital expenditures.

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

   Because Learn2 cannot control the cure for events of default under the debenture, Learn2 reclassified the debenture as a current liability as of March 31, 2001.

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

    On April 19, 2001, Learn2, E-Stamp and the holder of debenture entered into a redemption and termination agreement. Pursuant to the redemption and termination agreement, the holder of the debenture has agreed that, immediately prior to the completion of the merger between Learn2 and E-Stamp, the debenture will be redeemed in exchange of E-Stamp's payment of $1.0 million, which will be accounted for as part of the purchase price, and the issuance of approximately
26.5 million shares of Learn2's common stock based on a conversion price of $0.41 per share plus accrued interest.

    As of March 31, 2001, one customer represented approximately 14.8% of accounts receivable. This customer represents a disproportionate percentage of March 31, 2001 accounts receivable as it relates to a software license sale in 2000.

    Since the acquisition of ViaGrafix Corporation in August 1999, the management of Learn2 has been exploring and evaluating various business strategies relating to Etracks, a subsidiary of ViaGrafix. In February 2000, the management of Learn2 reached the conclusion that to maximize shareholder value and develop the on-going operations of Etracks, and to focus on the core business of e-learning, that it would seek an outside investment which could lead to the sale of all or part of the business. As a result, over the last eighteen months, Learn2 has explored various strategic alternatives. During the first quarter of 2001, the Learn2 board of directors authorized the sale of Etracks for a purchase price in excess of $2.0 million in cash. In July 2001, ViaGrafix entered into a letter of intent to sell Etracks to Etracks'current president for a purchase price of $2.5 million. Under the terms of the letter of intent, at the closing of the transaction, $1.0 million of the purchase price would be paid in cash and $1.5 million would be paid pursuant to the issuance of a senior secured promissory note. The letter of intent will expire on November 16, 2001. If the contemplated transaction is not completed, tracks will continue to operate its historical business. In Fiscal year 2000, Etracks accounted for 19.5% of Learn2's revenues and 11.6% of Learn2's revenues for the three months ended March 31, 2001. Learn2 believes that the sale of Etracks will not have a material impact on Learn2's results of operations.

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

                                            LEARN2.COM, INC.


Date: August 10, 2001                       By:        /s/ MARC E. LANDY
                                                -------------------------------
                                                         Marc E. Landy
                                                EXECUTIVE VICE PRESIDENT, CHIEF
                                                FINANCIAL OFFICER AND SECRETARY
                                                 (PRINCIPAL FINANCIAL OFFICER)