Form 10-Q
period 2001-06-30
LEARN2 COM INC
filed 2001-08-16
CIK 920038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         COMMISSION FILE NUMBER 0-24936

                                ----------------

                                LEARN2.COM, INC.

             (Exact name of registrant as specified in its charter)

                        DELAWARE                     75-2480669
              (State or other jurisdiction        (I.R.S. Employer
                  of incorporation or              Identification
                     organization)                      No.)

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

                                LEARN2.COM, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                      INDEX

                                                                                        PAGE
                                                                                         NO.
                                                                                        ----
PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and      3
          December 31, 2000

          Condensed Consolidated Statements of Operations for the three and six          4
          months ended June 30, 2001 and 2000 (unaudited)

          Condensed Consolidated Statements of Cash Flows for the six months ended       5
          June 30, 2001 and 2000 (unaudited)

          Notes to Unaudited Condensed Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of     10
          Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     17

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                              17

Item 6.   Exhibits and Reports on Form 8-K                                               17

SIGNATURE                                                                                18

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                LEARN2.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                          JUNE 30,   DECEMBER 31,
                                                           2001          2000
                                                         ---------    ---------
                                                        (UNAUDITED)
                                   ASSETS
Current assets:
 Cash and cash equivalents                               $   2,318    $   4,760
 Accounts receivable, net                                    3,004        3,373
 Inventories                                                 1,175        1,493
 Prepaid expenses and other current assets                   1,292          906
                                                         ---------    ---------

  Total current assets                                       7,789       10,532
 Fixed assets, net                                           4,315        4,981
 Capitalized software, net                                  14,664       14,915
 Intangible assets, net                                      4,666        5,011
 Goodwill, net                                              13,951       14,343
 Other assets                                                  524          539
                                                         ---------    ---------

  Total assets                                           $  45,909    $  50,321
                                                         =========    =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                        $   2,911    $   3,692
 Accrued expenses and other current liabilities              2,888        3,531
 Convertible debenture, net                                  9,438           --
 Current portion of deferred revenue                           539        1,345
 Convertible promissory note                                 2,000
 Other current liabilities                                     384          246
                                                         ---------    ---------

  Total current liabilities                                 18,160        8,814
 Convertible debenture, net                                     --        9,271
 Other liabilities                                              81          113
                                                         ---------    ---------

  Total liabilities                                         18,241       18,198

Stockholders' equity:
 Common stock, par value $0.01 per share,
 100,000,000 shares Authorized; 52,881,618
 shares issued and outstanding                                 529          529
 Additional paid-in capital                                206,467      197,287
 Notes receivable from directors                            (1,687)      (1,687)
 Accumulated deficit                                      (177,641)    (164,006)
                                                         ---------    ---------

 Total stockholders' equity                                 27,668       32,123
                                                         ---------    ---------

  Total liabilities and stockholders' equity             $  45,909    $  50,321
                                                         =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LEARN2.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                        SIX MONTHS ENDED              THREE MONTHS ENDED
                                 JUNE 30, 2001   JUNE 30, 2000   JUNE 30, 2001   JUNE 30, 2000
                                 ------------    ------------    ------------    ------------
Net revenues                     $      9,868    $     11,573    $      4,308    $      6,126
Cost of revenues                        2,292           3,694           1,036           1,927
                                 ------------    ------------    ------------    ------------

Gross profit                            7,576           7,879           3,272           4,199
Operating expenses:
 Research and product
 development                            1,507           4,048             810           1,910
 Sales and marketing                    3,981           6,509           1,912           2,969
 General and administrative             3,187           4,716           1,580           2,196
 Depreciation and amortization          2,423           2,827           1,224           1,384
 Non-recurring costs                      380             641              --             641
                                 ------------    ------------    ------------    ------------

Total operating expenses               11,478          18,741           5,526           9,100
                                 ------------    ------------    ------------    ------------

Operating loss                         (3,902)        (10,862)         (2,254)         (4,901)
Interest and other (expense)
income, net                              (733)             18            (513)            (95)
Interest expense related to
beneficial conversion feature
associated with convertible
debenture                              (9,000)             --              --              --
                                 ------------    ------------    ------------    ------------

Net loss                         $    (13,635)   $    (10,844)   $     (2,767)   $     (4,996)
                                 ============    ============    ============    ============

Basic and diluted loss per
common share                     $      (0.26)   $      (0.21)   $      (0.05)   $      (0.09)
                                 ============    ============    ============    ============

Weighted average basic and
diluted shares outstanding         52,881,618      52,522,456      52,881,618      52,726,175
                                 ============    ============    ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                Learn2.com, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                        ----------------------------
                                                        JUNE 30, 2001  JUNE 30, 2000
                                                        -------------  -------------
Cash flows from operating activities:
Net loss                                                   $(13,635)     $(10,844)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization                                 2,423         2,827
Non-cash warrant, interest, and compensation expense            830           940
Interest expense related to beneficial conversion
feature associated with convertible debenture                 9,000            --
Loss on sale of assets                                           (9)           --
Other                                                            --            14
Change in operating assets and liabilities                   (2,291)         (789)
                                                           --------      --------

Net cash used in operating activities                        (3,682)       (7,852)
Cash flows from investing activities:
Proceeds from sale of assets                                     67         1,547
Proceeds from sale of short-term investments                     --           902
Capitalized content development costs                          (757)         (278)
Capital expenditures                                            (70)       (1,204)
                                                           --------      --------

Net cash provided by (used in) investing activities            (760)          967
Cash flows from financing activities:
Proceeds from issuance of convertible note                    2,000            --
Proceeds from issuance of convertible debenture and
warrant                                                          --        10,000
Deferred financing costs                                         --          (382)
Issuance of common stock under stock option and
stock purchase plans and exercises of warrants                   --         2,275
                                                           --------      --------

  Net cash provided by financing activities                   2,000        11,893
                                                           --------      --------

Net increase (decrease) in cash and cash equivalents         (2,442)        5,008
Cash and cash equivalents, beginning of period                4,760         7,228
                                                           --------      --------

Cash and cash equivalents, end of period                   $  2,318      $ 12,236
                                                           ========      ========

Supplemental disclosures of cash flow information:
Cash paid for interest                                     $     66      $      2

Schedule of non-cash financing activities:
Warrant issued as a result of financing                          --         1,000
Debt discount                                                    --        (1,000)

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

CURRENT DEVELOPMENTS

    On April 19, 2001, in order to facilitate Learn2's continued growth, Learn2 and E-Stamp Corporation ("E-Stamp") entered into a Merger Agreement. Pursuant to the terms of the Merger Agreement, each share of Learn2 common stock will be converted into the right to receive shares of E-Stamp common stock such that the holders of E-Stamp common stock immediately prior to the merger will hold approximately 50.1%, and the former holders of Learn2's common stock (including the holder of Learn2's $10.0 million convertible debenture) (Note 3) will hold approximately 49.9%, of the combined company. The holder of the convertible debenture has agreed that, immediately prior to the completion of the merger, the debenture will be redeemed in exchange for E-Stamp's payment of $1.0 million and the issuance of approximately 26.5 million shares of Learn2's common stock.

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

    In July 2001, ViaGrafix Corporation, a wholly-owned subsidiary of Learn2, entered into a letter of intent to sell etracks.com, Inc. ("eTracks") to the president of etracks.com, Inc. for a purchase price of $2.5 million. Under the terms of the letter of intent, at the closing of the transaction, $1.0 million of the purchase price would be paid in cash and $1.5 million would be paid pursuant to the issuance of a senior secured promissory note. The letter of intent will expire on November 16, 2001. If the contemplated transaction is not completed, etracks will continue to operate its historical business as a subsidiary of ViaGrafix.

    On August 2, 2001, Learn2's common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board.

BASIS OF PRESENTATION

    As of June 30, 2001, Learn2 was in default under the terms of its $10.0 million convertible debenture. As described in Note 3, the holder of Learn2's $10 million convertible debenture could declare the convertible debenture due and payable upon the earlier of the dates described in the waiver. If the merger is not completed and Learn2 is unable to obtain an additional waiver from the holder of the convertible debenture, Learn2 may not have the resources to repay its obligations under the convertible debenture or convertible promissory note. These conditions raise substantial doubt about Learn2's ability to continue as a going concern. As a result, Learn2's audited financial statements for the year ended December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Learn2's plan is to complete the merger in order to overcome this uncertainty.

                                LEARN2.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows for interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

    The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and related notes included in Learn2's Annual Report on Form 10-K/A for the year ended December 31, 2000.

    Certain reclassifications have been made to the prior year's financial statements to conform to the current period presentation.

    As of June 30, 2001, Learn2 had cash and cash equivalents of approximately $2.3 million and a working capital deficiency of approximately $10.4 million.

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


NOTE 2--CHANGE IN ACCOUNTING PRINCIPLE


    Effective January 1, 2000, Learn2 adopted Staff Accounting Bulletin ("SAB") No. 101. Learn2's adoption of SAB No. 101 resulted in a change in method of accounting for cooperative advertising expenses. In accordance with previously existing accounting principles, Learn2 recorded cooperative advertising expenses as a sales and marketing expense. During 2000, as a result of new interpretations of generally accepted accounting principles by the Securities and Exchange Commission through the issuance of SAB No. 101, Learn2 was required to change the accounting policy for cooperative advertising, to record these expenses as a reduction of gross revenues.

    The effect of the adoption of SAB No. 101 as of January 1, 2000 for the six months and quarter ended June 30, 2000 was to decrease both revenues and sales and marketing expenses by approximately $2.0 million and $1.0 million, respectively and thus the adoption of SAB No. 101 resulted in no change to previously reported operating results, as this was only a reclassification between revenue and sales and marketing expenses. Learn2's revenues and sales and marketing expenses for the six months and three months ended June 30, 2001 and 2000 reflect this change.

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

NOTE 4 - CONVERTIBLE PROMISSORY NOTE

     Pursuant to the Merger Agreement between Learn2 and E-Stamp, E-Stamp loaned Learn2 $2 million on April 25, 2001 in exchange for Learn2's issuance to E-Stamp of a $2 million 10% convertible promissory note. The note is due and payable by Learn2 on April 30, 2002. The maturity date of the note will automatically accelerate under certain conditions, including the occurrence of an event of default under Learn2's $10 million convertible debenture that results in the acceleration of the due date of the debenture.

      If E-Stamp terminates the merger agreement as a result of Learn2's breach of the merger agreement that results in a material adverse effect on Learn2 and that breach cannot be or has not been cured within 15 days after the giving of written notice by E-Stamp to Learn2, E-Stamp may declare the note due and payable sixty days following the termination of the merger agreement.

    The note is convertible by E-Stamp at any time into 2,000 shares of Series E preferred stock of Learn2. These 2,000 shares of Learn2 Series E preferred stock are initially convertible into an aggregate of 8,000,000 shares of Learn2 common stock, subject to adjustment of the conversion ratio under specified circumstances, at any time following the termination of the merger agreement. The Learn2 Series E preferred stock is not convertible into shares of Learn2 common stock prior to the termination of the merger agreement. As a result, the common stock conversion feature will only be relevant if the merger agreement is terminated, whether as a result of failure to obtain stockholder approval or otherwise. Upon completion of the merger, the note will be cancelled without consideration.

                                LEARN2.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5- STOCK -BASED COMPENSATION

    On April 10, 2001, Learn2's Board of Directors approved a plan under which each director, officer and employee would be given the opportunity to exchange their existing options with new options to purchase common stock at an exercise price of $0.25 per share, subject to a new vesting schedule that will be approved by E-Stamp. As a result, E-Stamp and Learn2 are in the process of discussing appropriate vesting schedules and other matters concerning the Learn2 stock options. On April 17, 2001 in light of the decline of Learn2's stock price and in connection with the proposed merger with E-Stamp, the Board of Directors
(i) waived the requirements that Messrs. Schupak, Ezrin, and Cannavino pledge additional shares of common stock as collateral for their loans as a result of stock option exercises in March of 1999 and (ii) subject to the closing of the merger with E-Stamp, approved the repricing of the stock options to the amount already paid. From the date of each of these repricings, the related options will be subject to variable accounting. As such, Learn2 recorded a non-cash compensation expense of approximately $180,000 in the second quarter of 2001 relating to these repricings.

NOTE 6--SEGMENT INFORMATION


     Based on the criteria established by Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," Learn2 operates in two principal business segments:
Learning Services and Broadcast Messaging Services. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management evaluates the performance of each segment on their respective revenues and gross profits. Learn2 does not allocate corporate overhead costs between the two segments. Management does not believe that allocating these expenses is material in evaluating each segment's performance.


    The following tables set forth industry segment information for the six months and three months ended June 30, 2001 and 2000:

                                                         SIX MONTHS ENDED                       THREE MONTHS ENDED
                                                ------------------------------------    -----------------------------------
       Net Revenues:                              JUNE 30, 2001      JUNE 30, 2000       JUNE 30, 2001      JUNE 30, 2000
                                                -----------------   ----------------    ----------------    ---------------
       Learning Services                                $  8,268           $  9,148            $  3,340           $  4,943
       Broadcast Messaging Services                        1,623              2,549                 978              1,275
       Intersegment Elimination                              (23)              (124)                (10)               (92)
                                                -----------------   ----------------    ----------------    ---------------

       Total                                            $  9,868          $  11,573            $  4,308           $  6,126
                                                =================   ================    ================    ===============

                                                         SIX MONTHS ENDED                       THREE MONTHS ENDED
                                                ------------------------------------    -----------------------------------
       Gross Profit:                              JUNE 30, 2001      JUNE 30, 2000       JUNE 30, 2001      JUNE 30, 2000
                                                -----------------   ----------------    ----------------    ---------------
       Learning Services                                $  6,050           $  6,692            $  2,341           $  3,580
       Broadcast Messaging Services                        1,544              1,271                 939                682
       Intersegment Elimination                              (18)               (84)                 (8)               (63)
                                                -----------------   ----------------    ----------------    ---------------

       Total                                            $  7,576           $  7,879            $  3,272           $  4,199
                                                =================   ================    ================    ===============

                                LEARN2.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6--SEGMENT INFORMATION- (CONTINUED)


      Identifiable assets by segment are as follows:

                                         --------------------------------------
       Identifiable Assets:               JUNE 30, 2001      DECEMBER 31, 2000
                                         ----------------    ------------------
       Learning Services                       $  44,972             $  49,918
       Broadcast Messaging Services                  937                   403
                                         ----------------    ------------------

       Total                                   $  45,909             $  50,321
                                         ================    ==================

NOTE 7--LEGAL


      Learn2 is involved in claims and lawsuits that are generally incidental to its business. Learn2 is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on Learn2's consolidated financial position, results of operations or cash flows.

NOTE 8- RECENT ACCOUNTING PROUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations" which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of SFAS No. 141 are required to be adopted July 1, 2001. The adoption of SFAS No. 141 will not change the method of accounting used in previous business combinations including those Learn2 accounted for under the pooling-of-interests method.

            In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS No. 142 supercedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

         If the merger is not completed, Learn2 will adopt SFAS No. 142 effective January 1, 2002, which will result in Learn2 no longer amortizing its existing goodwill. At June 30, 2001, goodwill approximated $14.0 million and goodwill amortization approximated $196,000 and $392,000 for the three months and six-months ended June 30, 2001, respectively. In addition, Learn2 will be required to measure goodwill for impairment as part of the transition provisions. Learn2 is required to complete transition impairment tests no later than December 31, 2002. Any impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. Learn2 will not be able to determine if an impairment will be required until completion of such impairment test.

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

    Although Learn2 believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause Learn2's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These factors include among others, Learn2's completion of the merger with E-Stamp Corporation, Learn2's ability to complete new products at planned costs and on planned schedules, Learn2's ability to attract and retain strategic partners and consummate business combinations, Learn2's ability to leverage intangible assets and Learn2's ability to maintain a sufficient level of financing for its business strategy. Additional factors that are beyond Learn2's control and could influence results include market acceptance of Learn2's products and services and adoption of the Internet as a medium of commerce and communication. Learn2 has been operating its business on the basis that the merger with E-Stamp Corporation will be completed. See the discussion of Learn2's business and a description of the various factors that could materially affect Learn2's ability to achieve the anticipated results described in the forward-looking statements that are included in Item 1 of Learn2's Annual Report on Form 10-K/A for the year ended December 31, 2000.

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

    In July 2001, ViaGrafix Corporation, a wholly-owned subsidiary of Learn2, entered into a letter of intent to sell etracks.com, Inc. ("eTracks") to the president of etracks.com, Inc. for a purchase price of $2.5 million. Under the terms of the letter of intent, at the closing of the transaction, $1.0 million of the purchase price would be paid in cash and $1.5 million would be paid pursuant to the issuance of a senior secured promissory note. The letter of intent will expire on November 16, 2001. If the contemplated transaction is not completed, etracks will continue to operate its historical business as a subsidiary of ViaGrafix.

    On August 2, 2001, Learn2's common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board. The delisting of Learn2's common stock from the Nasdaq National Market is an event of default under Learn2's $10 million convertible debenture. The holder of Learn2's $10 million convertible debenture agreed to waive its rights under the convertible debenture until the earlier of the termination of the merger agreement, September 30, 2001 and an event of default under the convertible promissory note. If the merger is not completed and Learn2 is unable to obtain an additional waiver from the holder of the convertible debenture, Learn2 may not have the resources to repay its obligations under the convertible debenture or the convertible promissory note. As a result of the event of default under the convertible debenture, Learn2's auditors have revised their opinion regarding Learn2's financial statements for the year ended December 31, 2000 and expressed substantial doubt as to Learn2's ability to continue as a going concern.

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

RESULTS OF OPERATIONS


THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001

    Net revenues and gross profits for the three months and six months ended June 30, 2001 decreased from the three months and six months ended June 30, 2000 as a result of volume decreases in revenue associated with Learn2's retail business and the reduction in product sales revenue in the Broadcast Messaging segment. Operating expenses for the quarter ended June 30, 2001 decreased to approximately $5.5 million from $9.1 million for the quarter ended June 30, 2000. Operating expenses for the six months ended June 30, 2001 decreased to $11.5 million from $18.7 million for the six months ended June 30, 2000. The decrease in operating expenses is attributable primarily to cost reduction efforts implemented in May of 2000 and January of 2001. Net loss for the quarter ended June 30, 2001 decreased to $2.8 million from $5.0 million for the quarter ended June 30, 2000. Net loss for the six months ended June 30, 2001 increased to $13.6 million from $10.8 million for the six months ended June 30, 2000. The net loss for the six months ended June 30, 2001 included the additional interest expense of $9.0 million recorded as a result of the beneficial conversion price reset from $6.00 to $0.41 on the $10.0 million convertible debenture. Excluding the effect of the additional interest expense, the loss for the six months ended June 30, 2001 was $4.6 million.

    The following tables set forth industry segment information for the six months and three months ended June 30, 2001 and 2000:

                                                    SIX MONTHS ENDED                       THREE MONTHS ENDED
                                           ------------------------------------    -----------------------------------
       Net Revenues:                           JUNE 30,           JUNE 30,            JUNE 30,            JUNE 30,
                                                 2001               2000                2001                2000
                                           -----------------   ----------------    ----------------    ---------------
       Learning Services                           $  8,268           $  9,148            $  3,340           $  4,943
       Broadcast Messaging Services                   1,623              2,549                 978              1,275
       Intersegment Elimination                         (23)              (124)                (10)               (92)
                                           -----------------   ----------------    ----------------    ---------------

       Total                                       $  9,868          $  11,573            $  4,308           $  6,126
                                           =================   ================    ================    ===============

                                                    SIX MONTHS ENDED                       THREE MONTHS ENDED
                                           ------------------------------------    -----------------------------------
       Gross Profit:                           JUNE 30,           JUNE 30,            JUNE 30,            JUNE 30,
                                                 2001               2000                2001                2000
                                           -----------------   ----------------    ----------------    ---------------
       Learning Services                           $  6,050           $  6,692            $  2,341           $  3,580
       Broadcast Messaging Services                   1,544              1,271                 939                682
       Intersegment Elimination                         (18)               (84)                 (8)               (63)
                                           -----------------   ----------------    ----------------    ---------------

       Total                                       $  7,576           $  7,879            $  3,272           $  4,199
                                           =================   ================    ================    ===============

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

    Net revenues for Learning Services decreased approximately 32.4% to $3.3 million for the quarter ended June 30, 2001 from $4.9 million for the quarter ended June 30, 2000. For the quarter ended June 30, 2001, net revenues consisted of corporate learning products, technologies and services sold, licensed or distributed through the Internet of approximately $2.2 million or 66.7% of revenues, consumer learning products sold through traditional retail channels and on-line of $1.0 million or 30.3% of revenues and other revenue of $85,000 or 3.0% of revenues.

    For the quarter ended June 30, 2000, net revenues consisted of corporate learning products, technologies and services sold, licensed or distributed through the Internet of approximately $2.2 million or 44.9% of revenues, consumer learning products sold through traditional retail channels and on-line of $2.5 million or 51.0% of revenues and other revenue of $155,000 or 4.1% of revenues.

    Learning Services gross profit was approximately 70.1% of net revenues for the quarter ended June 30, 2001 compared to 72.4% of net revenues for the quarter ended June 30, 2000. The change in gross profit was the result of the differences in the composition of revenues as noted above.

    Net revenues for Learning Services decreased approximately 9.6% to $8.3 million for the six months ended June 30, 2001 from $9.1 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, net revenues consisted of corporate learning products, technologies and services sold, licensed or distributed through the Internet of approximately $6.0 million or 72.3% of revenues, consumer learning products sold through traditional retail channels and on-line of $2.1 million or 25.3% of revenues and other revenue of $170,000 or 2.4% or revenues.

    For the six months ended June 30, 2000, net revenues consisted of corporate learning products, technologies and services sold, licensed or distributed through the Internet of approximately $4.1 million or 45.1% of revenues, consumer learning products sold through traditional retail channels and on-line of $4.6 million or 50.5% of revenues and other revenue of $448,000 or 4.4% of revenues.

    Learning Services gross profit was approximately 73.2% of net revenues for the six months ended June 30, 2001 and 2000.

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

    Net revenues for the Broadcast Messaging Services decreased approximately 23.3% to $978,000 for the quarter ended June 30, 2001, compared to $1.3 million for the quarter ended June 30, 2000. Broadcast Messaging Services gross profit was 96.0% of net revenues for the quarter ended June 30, 2001 compared to 53.5% of net revenues for the quarter ended June 30, 2000. The increase in gross profit was result of a change in the composition of revenues. 2001 revenue consisted primarily of broadcast messaging revenue which has higher gross margins compared to 2000 revenue which also consisted of product revenues which have lower gross margins.

    Net revenues for the Broadcast Messaging Services decreased approximately 36.3% to $1.6 million for the six months ended June 30, 2001, compared to $2.5 million for the six months ended June 30, 2000. Broadcast Messaging Services gross profit was 95.1% of net revenues for the six months ended June 30, 2001 compared to 49.9% of net revenues for the six months ended June 30, 2000. The increase in gross profit was result of a change in the composition of revenues. 2001 revenue consisted primarily of broadcast messaging revenue which has higher gross margins compared to 2000 revenue which also consisted of product revenues which have lower gross margins.

OPERATING EXPENSES

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

    Research and product development expenses were approximately $810,000 for the quarter ended June 30, 2001 compared to $1.9 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, research and product development expenses were $1.5 million compared to $4.0 million for the six months ended June 30, 2000. Research and product development expenses relate to the development and enhancement of Learn2's technologies, content, Website and product design. The decrease in expenses is attributable primarily to cost reduction efforts implemented in May 2000 and January 2001. Learn2 believes that investment in research and development is required to remain competitive. Therefore, Learn2 anticipates continued spending for research and development in future periods.

SALES AND MARKETING

    Sales and marketing expenses were approximately $1.9 million for the quarter ended June 30, 2001, compared to $3.0 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, sales and marketing expenses were $4.0 million compared to $6.5 million for the six months ended June 30, 2000. Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses and costs of marketing materials. The decrease in expenses is attributable primarily to cost reductions efforts implemented in May 2000 and January 2001. Sales and marketing expenses may increase in future periods in our continued effort to achieve growth in revenue and introduce new products.

GENERAL AND ADMINISTRATIVE EXPENSES

    For the quarter ended June 30, 2001, general and administrative expenses were approximately $1.6 million compared to $2.2 million for the quarter ended June 30, 2000. General and administrative expenses were $3.2 million for the six months ended June 30, 2001, compared to $4.7 million for the six months ended June 30, 2000. General and administrative expenses consist primarily of personnel related costs, occupancy costs and professional service fees. The decrease in expenses is attributable primarily to cost reduction efforts implemented in May of 2000 and January of 2001.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses were approximately $1.2 million for the quarter ended June 30, 2001 and $1.4 million for the quarter ended June 30, 2000. The 2001 expenses included approximately $341,000 of depreciation on fixed assets, $515,000 of amortization of capitalized content development and $368,000 of amortization of goodwill and intangible assets related to acquisitions. The 2000 expenses included approximately $192,000 of depreciation on fixed assets, $474,000 of amortization of capitalized content development and $718,000 of amortization of goodwill and intangible assets related to the acquisitions.


    Depreciation and amortization expenses were approximately $2.4 million for the six months ended June 30, 2001 and $2.8 million for the six months ended June 30, 2000. The 2001 expenses included approximately $679,000 of depreciation on fixed assets, $1.0 million of amortization of capitalized content development and $737,000 of amortization of goodwill and intangible assets related to acquisitions. The 2000 expenses included approximately $421,000 of depreciation on fixed assets, $935,000 of amortization of capitalized content development and $1.5 million of amortization of goodwill and intangible assets related to acquisitions.

NON-RECURRING COSTS

  Non-recurring charges for the six months ended June 30, 2001 were approximately $380,000 and were related to severance costs associated with a workforce reduction in January 2001. Non-recurring charges for the six months ended June 30, 2000 were approximately $641,000 and were related to transition costs incurred in the second quarter associated with the ViaGrafix and Panmedia acquisitions.

INTEREST AND OTHER EXPENSE (INCOME), NET

    Interest and other expense (income), net was approximately $513,000 of expense compared to $95,000 of expense for the quarters ended June 30, 2001 and 2000, respectively. The 2001 expense primarily related to interest expense on the $10.0 million convertible debenture and the E-Stamp loan as well as financing costs related to the factoring of accounts receivable, partially offset by interest income. The 2000 expense primarily related to interest expense on the $10.0 million convertible debenture, partially offset by interest income.

    Interest and other expense (income), net was approximately $733,000 of expense compared to $18,000 of income for the six months ended June 30, 2001 and 2000, respectively. The 2001 expense primarily related to interest expense on the $10.0 million convertible debenture, the E-Stamp loan as well as financing costs related to the factoring of accounts receivable, partially offset by interest income. The 2000 income primarily related to interest income, partially offset by interest expense on the $10.0 million convertible debenture along with a loss on the sale of the Design CAD Software product line.

BENEFICIAL CONVERSION FEATURE

    In connection with the reset of the conversion price on the $10.0 million convertible debenture, on March 10, 2001, for the six months ended June 30, 2001, Learn2 recorded additional interest expense of $9.0 million as a result of the reduction of the original conversion price from $6.00 to $0.41.

NET LOSS

   The net loss was approximately $2.8 million for the quarter ended June 30, 2001, compared to $5.0 million for the quarter ended June 30, 2000 and was attributable to the factors discussed above.

   The net loss was approximately $13.6 million for the six months ended June 30, 2001, compared to $ 10.8 million for the six months ended June 30, 2000 and was attributable to the factors discussed above. Excluding the effect of the additional interest expense of $9.0 million recorded as a result of the reset on the $10.0 million convertible debenture, the loss for the six months ended June 30, 2001 was $4.6 million or $0.09 per share.

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

    Net cash used in operating activities was approximately $3.7 million. Cash used in operating activities resulted primarily from our net loss, an overall decrease in operating assets and liabilities, offset by increases in non-cash charges.

    Net cash used in investing activities was approximately $760,000. Cash used in investing activities resulted primarily from capitalized content development costs and capital expenditures partially offset by proceeds from the sales of assets.

    Net cash provided by financing activities was approximately $2.0 million. Cash provided by financing activities resulted from the $2 million convertible promissory note issued by E-Stamp Corporation to Learn2.

    As of June 30, 2001 Learn2 had approximately $2.3 million in cash and cash equivalents and a working capital deficiency of approximately $10.4 million. As of June 30, 2001, Learn2's commitments consisted primarily of obligations under operating leases. Learn2 has no material commitments for capital expenditures

    On March 10, 2000, Learn2 entered into a Securities Purchase Agreement and pursuant thereto it issued a $10 million 6% convertible debenture due March 10, 2003. The debenture is convertible at any time at the option of the holder at a conversion price of $0.41 per share, as reset on March 10, 2001. In connection with the reset on March 10, 2001, Learn2 recorded interest expense of $9 million as a result of the reduction of the original conversion price from $6.00 to $0.41. The debenture is subject to anti-dilution provisions. The conversion price of the debenture also may be reset to the market value of Learn2's common stock on the second anniversary of the convertible debenture if the price of Learn2's common stock declines below $0.41 on the second anniversary. In addition, the holder was granted a five-year warrant to purchase 337,268 shares of Learn2 common stock exercisable at $7.41 per share. The value of this warrant has been recorded as a debt discount and is being amortized over the life of the related debt.

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

    Because Learn2 cannot control the cure for events of default under the debenture, Learn2 reclassified the debenture to a current liability as of March 31, 2001.

    On August 2, 2001, Learn2's common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board. The delisting of Learn2's common stock from the Nasdaq National Market is an event of default under the convertible debenture. The holder of the convertible debenture could declare the convertible debenture due and payable upon the earlier of the dates described in the waiver, including the earlier of the termination of the merger agreement and September 30, 2001. If the merger is not completed and Learn2 is unable to obtain an additional waiver from the holder of the convertible debenture, Learn2 may not have the resources to repay its obligations under the convertible debenture or the convertible promissory note. As such, Learn2's auditor's have revised their opinion regarding the Company's financial statements for the year ended December 31, 2000 and expressed substantial doubt as to Learn2's ability to continue as a going concern.

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

    As of June 30, 2001, one customer represented approximately 15.4% of accounts receivable. This customer represents a disproportionate percentage of June 30, 2001 accounts receivable as it relates to a software license sale in 2000.

    Since the acquisition of ViaGrafix Corporation in August 1999, the management of Learn2 has been exploring and evaluating various business strategies relating to etracks, a subsidiary of ViaGrafix. In February 2000, the management of Learn2 reached the conclusion that to maximize shareholder value and develop the on-going operations of etracks, and to focus on the core business of e-learning, that it would seek an outside investment which could lead to the sale of all or part of the business. As a result, over the last eighteen months, Learn2 has explored various strategic alternatives. During the first quarter of 2001, the Learn2 board of directors authorized the sale of etracks for a purchase price in excess of $2.0 million in cash. In July 2001, ViaGrafix entered into a letter of intent to sell etracks to etracks' current president for a purchase price of $2.5 million. Under the terms of the letter of intent, at the closing of the transaction, $1.0 million of the purchase price would be paid in cash and $1.5 million would be paid pursuant to the issuance of a senior secured promissory note. The letter of intent will expire on November 16, 2001. If the contemplated transaction is not completed, etracks will continue to operate its historical business. In Fiscal year 2000, etracks accounted for 19.5% of Learn2's revenues. For the three months and six months ended June 30, 2001, etracks accounted for 22.7% and 16.4% of Learn2's revenues, respectively. Learn2 believes that the sale of etracks will not have a material impact on Learn2's results of operations.

    To date, Learn2 has used cash and has operated at a loss. In addition, Learn2 has been operating its business on the basis that the merger will be completed. Learn2 has also incurred substantial costs in connection with the merger. Learn2's transaction costs incurred in connection with the merger are estimated to be approximately $1.2 million to $1.7 million, depending upon whether the merger is completed. Learn2 believes that if the merger is completed, the combined company will have sufficient resources for its operating requirements and sufficient resources to realize the combined company's business plan. However, Learn2's ability to achieve positive cash flow depends upon a variety of factors, including the timely introduction and market success of our products, the costs of developing, producing and marketing these products, adoption of the Internet as a medium of commerce and delivery of services, general economic conditions and various other factors, some of which may be beyond our control. Many of our costs are fixed and are based on anticipated revenue levels. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to expenses, or if expenses continue to exceed revenues, then our results of operations and financial condition would be affected adversely and we may need to raise additional funds. In the event that the proposed merger with E-Stamp is not consummated, and we need to raise additional funds we cannot be certain that we will be successful nor can we predict the terms under which such funds would be available. If additional funds are not available we may not be able to meet our on-going expenses unless we change our business plan, sell non-strategic assets, curtail expenditures, and/or employ other strategies as are required in these circumstances.

NEW ACCOUNTING PRONOUNCEMENTS

    Learn2 continually assesses the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the condensed consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


    Not applicable.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.


        Learn2 is involved in certain other claims and lawsuits that are generally incidental to its business. Learn2 is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on the Learn2's financial position, results of operation or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (b)   Reports on Form 8-K

    The following report on form 8-K was filed during the quarter:

    Learn2 filed a Current Report on Form 8-K dated April 19, 2001 with the Securities and Exchange Commission. Pursuant to the Merger Agreement, Learn2 will merge with and into E-Stamp Corporation subject to certain conditions including the approval by the stockholders of E-Stamp and Learn2.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LEARN2.COM, INC.


Date: August 16, 2001          By:           /s/ MARC E. LANDY
                                   -----------------------------------------
                                                 Marc E. Landy
                                   EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                    OFFICER
                                                 AND SECRETARY
                                         (PRINCIPAL FINANCIAL OFFICER)